Form 10-K
period 2006-12-31
OPTIMER PHARMACEUTICALS INC
filed 2007-03-30
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33291

Optimer Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0830300
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10110 Sorrento Valley Road, Suite C, San Diego, California, 92121
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (858) 909-0736

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing stock price of the registrant’s common stock reported on the NASDAQ Global Market on March 15, 2007  was approximately $125,201,865 excluding  10,488,552 shares of the registrant’s common stock held by current executive officers, directors and stockholders whose ownership exceeds 5% of the registrant’s common stock outstanding at March 15, 2007.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrants.  The registrant has elected to use March 15, 2007 as the calculation date, as on June 30, 2006 ( the last business day of the registrant’s second fiscal quarter) the registrant was a privately held concern.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 15, 2007 was 23,135,205.

OPTIMER PHARMACEUTICALS

FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended December 31, 2006

PART I

Cautionary Note Regarding Forward-Looking Statements

Some of the statements under “Business”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report on Form 10-K contain forward-looking statements.  In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Although we believe that we have a reasonable basis for each forward-looking statement contained in this Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.  Forward-looking statements include, but are not limited to, statements about:

•                  our ability to successfully complete pre-clinical and clinical development of our product candidates and demonstrate their safety and efficacy in clinical trials within anticipated time frames, if at all;

•                  our ability to obtain and maintain regulatory approval of our product candidates and their labeling under any approval we may obtain;

•                  the success of our development and commercialization efforts on our own or with existing or future collaborators, and our ability to enter into new collaborations and strategic alliances;

•                  the size and growth of the potential markets, including estimates regarding the monetary value and number of people with respect to such potential markets, for our product candidates and our ability to serve those markets;

•                  the content and timing of submissions to and decisions made by the FDA and other regulatory agencies;

•                  the accuracy of our estimates regarding expenses, future revenues and capital requirements;

•                  our ability to obtain, maintain and successfully enforce adequate patent and other intellectual property protection for our product candidates;

•                  our ability to develop a sufficient marketing and sales force or enter into agreements with third parties to market and sell any of our product candidates that may be approved for sale;

•                  the success of competing drugs that are or become available;

•                  our intent to license or develop specific product candidates;

•                  our plans to initiate or continue clinical trials of our product candidates, and the expected size and timing of such trials;

•                  our expectations regarding future research and development costs or other expenses;

•                  our expectations about the future level of research and development activity by external service providers;

•                  our ability to secure the manufacture of, sufficient amounts of our product candidates for clinical trials and, if approved, products for commercialization activities from our third-party manufacturers; and

•                  our ability to raise additional funds in the capital markets, through arrangements with collaborators or from other sources.

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all.  The Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 do not protect any forward-looking statements that we make in connection with this report.

Corporate Information

Item 1. Business

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  Our initial development efforts address products that treat gastrointestinal infections, or GI infections, and related diseases where current therapies have limitations, including diminished efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance.  We currently have two late-stage anti-infective product candidates, Difimicin and Prulifloxacin.  Difimicin, our lead product candidate, is an antibiotic currently in a Phase 3 registration trial for the treatment of Clostridium difficile-associated diarrhea, or CDAD, the most common nosocomial, or hospital-acquired, diarrhea.  Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of travelers’ diarrhea, a form of infectious diarrhea.  We are developing additional product candidates using our proprietary technology, including our Optimer One-Pot Synthesis, or OPopS, drug discovery platform.

Antibiotic Market Background

Infectious diseases can be caused by bacteria present in the environment that enter the body through the skin or mucous membranes of the lungs, nasal passages and gastrointestinal tract, or GI tract.  These bacteria can be pathogenic, or disease-causing, and can overwhelm the body’s immune system by establishing themselves throughout the body in various tissues and organs where they proliferate.  This can cause a number of serious and, in some cases, fatal infections, including those of the GI tract, urinary tract, respiratory tract, bloodstream, skin and heart.

Bacteria can be classified as either Gram-positive or Gram-negative.  The difference in classification is largely based on a difference in bacteria cell wall structure in that Gram-positive bacteria have exposed thick peptidoglycan, a polymer consisting of sugars and amino acids, cell walls which retain a crystal violet dye during the Gram stain process, while gram-negative bacteria do not. Gram-positive bacteria will appear blue or violet under a microscope, whereas Gram-negative bacteria will appear red or pink.  Antibiotics that treat bacterial infections can be classified as either broad-spectrum or narrow-spectrum.  Currently used antibiotics are generally considered broad-spectrum, meaning they target a wide variety of bacteria.  In contrast, narrow-spectrum antibiotics target a select group of bacteria such as gram-positive or gram-negative bacteria.  Current research is increasingly focused on antibiotics that target specific bacteria, which may be beneficial for the treatment of certain infections.

Antibiotics used to treat bacterial infections work by interfering with bacterial cellular activities, such as cell wall synthesis or protein synthesis.  Antibiotics may be bacteriostatic or bactericidal.  Bacteriostatic antibiotics stop the growth of bacteria, which prevents the infecting bacteria from multiplying and allows the patient’s own immune system to eradicate the infecting bacteria.  Bactericidal antibiotics work by directly killing the bacteria, which is particularly important for patients with weakened immune systems that cannot effectively eradicate the infecting bacteria on their own.

The anti-infective market is one of the largest therapeutic categories worldwide.  According to IMS Health, the combined market for prescription antibacterial drugs in 2004 for the United States, Japan, Korea, Germany, France, Italy, the United Kingdom and Spain exceeded $20.0 billion.  The market for anti-infective products is generally divided into two categories, nosocomial infections and community-acquired infections, which represent approximately 30% and 70% of the anti-infectives market, respectively.  According to the U.S. Centers for Disease Control and Prevention, or CDC, approximately two million nosocomial infections occur annually in the United States and these infections can increase average length of hospital stays by seven to nine days.  Approximately four million nosocomial infections occur annually in Europe, three million in North America, two million in South America and two million in East Asia (excluding China). Nosocomial infections are costly to address, with an estimated annual aggregate healthcare cost in the United States and the United Kingdom of approximately $4.5 billion and $1.9 billion, respectively.  In addition, in the United States, nosocomial infections cause approximately 80,000 deaths annually, making them one of the five leading causes of death in the United States.  We believe that bacterial infections, especially infections caused by difficult-to-treat, drug resistant bacteria, cause or contribute to a majority of these deaths.

Our Market Opportunity

Many marketed antibiotics used to treat infections have well documented shortcomings.  For example, current antibiotics often fail to reach sufficient concentrations at the site of infection to adequately eliminate harmful bacteria.  These antibiotics have also been associated with serious adverse side effects, including renal toxicities, heart rhythm abnormalities, phototoxicity, rashes and central nervous effects, such as seizures.  These side effects limit the use of antibiotics for certain patients.  In addition, certain antibiotics have interaction issues with prescribed drugs, such as cholesterol lowering agents.  Safety problems arise when increased doses of these antibiotics are needed to treat resistant bacteria.  If bacteria develop resistance, the underlying infection can become difficult or impossible to treat, and may even lead to death.  Patients also often fail to comply with treatment regimens due to many factors including the inability to tolerate an antibiotic due to its side effects, inconvenient method of dosing and undesirable frequency and length of dosing.  Because of these shortcomings, marketed antibiotics often do not provide adequate treatment.

Our Product Candidates

We believe that our product candidates may offer advantages over existing antibiotics in terms of efficacy, safety, potential for minimal bacterial resistance and more convenient dosing.  We also believe that the markets for these product candidates present us with significant commercial opportunities. Our product candidates are in various stages of clinical development and none have been approved by the U.S. Food and Drug Administration, or FDA, for sale by us.  Our ability to obtain FDA approval of any of our product candidates requires us to successfully complete the clinical development of each such product candidate, including further clinical trials.  Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials may not be predictive of future trial results.

Our current product candidate portfolio consists of the following:

Product Candidate	Target Indications	Development Status	Commercial Rights
Anti-Infectives
Difimicin (OPT-80) (1)	CDAD treatment CDAD prevention Prevention of VRE bloodstream infections MRS prophylaxis Nasal carriage Catheter-related	Phase 3 Proof-of-concept Trial (2) Proof-of-concept Trial (2) Formulation Formulation	Optimer worldwide
Prulifloxacin (OPT-99) (3)	Infectious diarrhea	Phase 3	Optimer U.S.
OPT-1068 and OPT-1273	Respiratory tract infections	Pre-clinical	Cempra worldwide (4)

Other Therapeutic Areas
OPT-822/OPT-821 Combination Therapy	Breast cancer	Planning Phase 2	Optimer worldwide
OPT-88	Osteoarthritis	Pre-clinical	Optimer worldwide

(1)          We filed an investigational new drug application, or IND, with the FDA for Difimicin (OPT-80) in August 2003.

(2)          A proof-of-concept trial is an exploratory clinical trial to provide or establish evidence that a product candidate is efficacious for a target indication.

(3)          We filed an IND with the FDA for Prulifloxacin (OPT-99) in December 2005.

(4)          We have the right to receive royalties from Cempra Pharmaceuticals, Inc. on any sales of OPT-1068 and OPT-1273.

Anti-Infective Product Candidates

Difimicin (OPT-80)

Overview.  We are initially developing Difimicin for the treatment of infections caused by Clostridium difficile, or C. difficile bacteria.  Difimicin is a differentiated antibiotic for the treatment of CDAD, the most common nosocomial diarrhea.  Specifically, Difimicin has a narrow spectrum of activity against certain gram-positive bacteria.  Pre-clinical data indicates that Difimicin is bactericidal and acts by inhibiting RNA polymerase, a bacterial enzyme.  This data also shows that Difimicin inhibits the growth of other potentially harmful bacteria such as Staphylococci, common bacteria that reside on the skin and in the GI tract, and Enterococci, common bacteria that reside in the GI tract.

We are currently in a Phase 3 registration trial for Difimicin for the treatment of CDAD.  In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par Pharmaceutical, Inc., or Par, exclusively collaborated in the clinical development and commercialization of Difimicin.  In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize Difimicin in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to Difimicin.  The FDA has granted Fast Track status for Difimicin in the treatment of CDAD.  Fast Track designation indicates that Difimicin has the potential to treat life-threatening diseases with unmet medical needs.  Difimicin was also chosen to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products.  The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process.  Participation in these programs will not eliminate any phase of clinical development.

Currently, metronidazole and oral vancomycin are the two standard therapeutics used to treat CDAD.  Both have shortcomings including lower efficacy, high recurrence rates, adverse side effects and poor compliance.  Of these two therapeutics, only oral vancomycin is FDA-approved to treat CDAD.

Clostridium Difficile-Associated Diarrhea.  CDAD is a serious illness caused by infection of the inner lining of the colon by C. difficile, bacteria that produce toxins resulting in inflammation, severe diarrhea and, in serious cases, death.  Outbreaks and illness related to C. difficile generally occur during or after therapy with broad-spectrum antibiotics.  Broad-spectrum antibiotics can cause CDAD by disrupting normally occurring gastrointestinal bacteria, or gut flora, thereby allowing C. difficile to proliferate.  Recent studies have suggested that the use of proton pump inhibitors, or PPIs, a widely used group of heartburn drugs, may also be linked to C. difficile infections.  CDAD accounts for approximately 20% of antibiotic-associated diarrhea incidences as well as many cases of antibiotic-associated colitis, or inflammation of the colon.  C. difficile can be transmitted by direct or indirect contact with infected patients via spores that can live for months on dry surfaces.  According to the CDC, CDAD is becoming more prevalent outside the hospital.

We estimate that CDAD affected over 500,000 patients in the United States in 2005.  In the United Kingdom in 2005, the reported number of CDAD patients over 65 years of age was approximately 50,000, and we believe that CDAD incidence is growing in patients worldwide.  We believe that the incidence of CDAD may be higher than what is currently being reported because many hospitals are not required to and do not report incidents of CDAD.  Additionally, recent reports indicate that the incidence of community-acquired CDAD cases may be increasing.  For example, a study conducted in one major U.S. city and cited at the 2006 Interscience Conference on Antimicrobial Agents and Chemotherapy, or ICAAC, reported that the percentage of CDAD cases found to be community-acquired increased from 12% in 2003 to 22% in 2004 and to 29% in 2005.

According to a study cited in the New England Journal of Medicine, the increased rates of CDAD and severity of the disease may be caused by a combination of factors including the excessive use of antibiotics and the emergence of a new hypervirulent strain of C. difficile known as North America Phenotype 1/027, or NAP1/027.  A study published in the medical journal Lancet in September 2005 demonstrated that NAP1/027 produces 16 to 23 times more toxins in vitro than other strains.  NAP1/027 has been reported in 23 states in the United States and is characterized by increased virulence, morbidity and mortality as well as potential antimicrobial resistance.  According to the data presented at the 2006 ICAAC, NAP1/027 incidence in the United Kingdom increased an estimated 200% in the two years since mandatory surveillance of the disease was initiated in hospitals in 2004.

Generally, CDAD results in longer hospital stays and increases average patient cost by approximately $3,600 per patient in the United States, which is often not reimbursed to the hospital.  In more complicated cases of CDAD, hospitalization may be prolonged by up to two weeks, which can increase average patient costs by approximately an additional $6,000 to $10,000 per patient in the United States.  According to the data presented at the 2006 ICAAC, CDAD results in an estimated increase in average patient cost of over $6,000 per patient in the United Kingdom and the total projected annual cost for treating the disease in Europe is approximately $3.8 billion.

Physicians care for patients with CDAD by discontinuing previously administered broad-spectrum antibiotics, if possible, and providing supportive care such as fluid and electrolyte replacement.  If these measures fail, the standard therapy for CDAD includes the administration of metronidazole and/or oral vancomycin.

Current Treatments and Limitations.  Metronidazole is generally used for patients in the United States and Europe experiencing their first episode or first recurrent episode of CDAD.  Metronidazole is a generic drug that is used off-label to treat CDAD due to its low cost and historical efficacy.  The typical treatment regimen for metronidazole is 250 mg every six hours, for a minimum of ten days. Metronidazole can be associated with significant adverse side effects such as seizures, toxic reactions to alcohol, leukopenia, or reduction of white blood cells, neuropathy, a disease affecting one or more nerves, unpleasant taste or dry mouth.

Oral vancomycin is used in the United States and also in Europe and Japan for the treatment of CDAD.  As a result of its broad antibacterial activity, intravenously administered vancomycin is frequently used for certain other life-threatening infections caused by multi-drug resistant bacteria.  In an effort to slow the continuing emergence of vancomycin-resistant bacteria, the medical community discourages the use of the drug for the treatment of CDAD except for patients who are not responding to metronidazole or for patients with severe, life-threatening colitis.  Oral vancomycin’s recommended treatment protocol is 125 mg or 250 mg doses every six hours, for approximately ten days.

Both metronidazole and oral vancomycin have shortcomings as treatments for CDAD including:

•                  Poor Clinical Response.  Recent clinical studies conducted in North America have shown that 10 to 15% of CDAD patients treated with oral vancomycin and 20 to 35% of CDAD patients treated with metronidazole do not respond to therapy, and these patients are at risk of developing more severe CDAD.

•                  High Recurrence Rate.  Approximately 20% of CDAD patients who initially respond to oral vancomycin and 30% of CDAD patients who initially respond to metronidazole experience a clinical recurrence following the cessation of antibiotic administration.

•                  Bacterial Resistance.  Widespread use of oral vancomycin is discouraged for the treatment of CDAD in some hospitals due to concerns over the development of cross-resistance, including vancomycin-resistant Enterococci, or VRE, and vancomycin-resistant Staphylococcus, which can also cause other serious nosocomial infections.  Furthermore, C. difficile resistance to metronidazole has been reported in at least one recent study.

•                  Adverse Side Effects.  Metronidazole, which is systemically absorbed and must be administered in high doses to treat CDAD, may result in serious adverse side effects and complications, including seizures, toxic reactions to alcohol, leukopenia, neuropathy, unpleasant taste or dry mouth.

•                  Inducement of CDAD.  Oral vancomycin and metronidazole are both broad-spectrum antibiotics that disrupt the normal gut flora.  Because normal and healthy gut flora generally suppress the growth of C. difficile, administration of oral vancomycin or metronidazole may actually induce the development of CDAD.

•                  Inconvenient Dosing and Difficult Compliance.  The current treatment regimen for both oral vancomycin and metronidazole is inconvenient as both must be administered every six hours for a minimum of seven days, which may result in lower levels of patient compliance.

Potential Difimicin Advantages.  Difimicin is a differentiated macrocycle antibiotic consisting of an 18-member ring structure.  Difimicin has significant differentiating features, including a narrow antimicrobial spectrum, fast-acting bactericidal activity against C. difficile, minimal systemic exposure and an enduring clinical effect.  Based on our clinical and pre-clinical studies of Difimicin for the treatment of CDAD, we believe Difimicin may offer the following advantages:

•                  Demonstrated activity against C. difficile, including hypervirulent strains such as NAP1/027, with low rates of treatment failures and recurrences;

•                  Evidence of low C. difficile resistance, including hypervirulent strains such as NAP1/027;

•                  Minimal systemic exposure resulting in a favorable safety profile;

•                  Limited disruption of normal gut flora resulting in a lower likelihood of inducement of CDAD and decreased severity of disease; and

•                  Convenient, twice daily dosing regimen.

Clinical Development

Phase 3 Pivotal Trials.  Based on our Phase 2a clinical trial results, in May 2006, we initiated a North American double blind, randomized, parallel group Phase 2b/3 study to compare the safety and efficacy of Difimicin dosed at 200 mg twice daily (400 mg/day), versus oral vancomycin dosed at its recommended dosing regimen of 125 mg every six hours (500 mg/day) for ten days, in CDAD patients.  In the initial Phase 2b portion of the trial, we enrolled a total of 100 CDAD patients at 32 sites. Following an interim blinded safety analysis by an independent data safety monitoring board, we transitioned into a Phase 3 clinical trial in March 2007.  We are currently expanding the number of sites to approximately 100 with a target total enrollment of approximately 664 CDAD patients. The primary endpoint for the Phase 3 trial is clinical cure of CDAD, as determined by the treating physician for each patient two days after the end of treatment.  A secondary endpoint is recurrence, as determined four weeks following treatment.  We anticipate receiving data from this trial in the fourth quarter of 2007.  We plan to initiate a second Phase 3 pivotal trial of the same design in the first half of 2007 and anticipate receiving data from this trial in the first half of 2008.  If both trials are successful, we intend to file an NDA in the second half of 2008.

Phase 2a Study.  In July 2005, we completed an open-label, dose-ranging, randomized safety and clinical evaluation study of Difimicin in patients with CDAD at five sites.  Difimicin was administered to 48 patients.  Three patients withdrew from the trial for reasons unrelated to the administration of Difimicin, resulting in 45 patients eligible for evaluation.  Forty-one of these patients completed a ten-day therapy regimen consisting of twice daily doses of 50 mg (100 mg/day), 100 mg (200 mg/day) or

200 mg (400 mg/day).  A primary endpoint of the trial was clinical cure of CDAD, as determined by the treating physician for each patient on the tenth day of administration.  Additional endpoints investigated were time-to-resolution of diarrhea, recurrence rate through six weeks post-treatment and total relief of CDAD symptoms, defined as complete relief of diarrhea, fever and abdominal pain, and normalized white blood cell counts by the end of the ten-day therapy.

Among the 45 evaluated patients, only four patients failed to achieve clinical cure by the end of ten days of therapy, two of whom were in the 100 mg/day dose group and two of whom were in the 200 mg/day dose group.  None of the patients in the 400 mg/day dose group failed to achieve clinical cure.  All 41 cured subjects were subsequently monitored for six weeks following therapy for recurrence.  CDAD recurred in two of the 41 cured subjects, one in the 100 mg/day dose group and one in the 400 mg/day dose group.  The median cure times, or time-to-resolution of diarrhea, were as follows: 5.5 days for the 100 mg/day dose group, 3.5 days for the 200 mg/day dose group and 3.0 days for the 400 mg/day dose group.

A summary of the results of the Phase 2a clinical trial for Difimicin is presented below:

Dose Group
Parameter	100 mg/day	200 mg/day	400 mg/day
Clinical Cures	86% (12/14)	87% (13/15)	100% (16/16)
Total Symptom Relief	43% (6/14)	53% (8/15)	81% (13/16)
Recurrence	8% (1/12)	0% (0/13)	6% (1/16)
Median Time to Cure of Diarrhea	5.5 Days	3.5 Days	3.0 Days

Pharmacokinetic analyses were performed on all patients.  Difimicin was not detectable in the blood in half of the patients and only three subjects had levels exceeding 0.02 mg/mL.  Stool concentrations of Difimicin averaged over 1,400 mg/g of stool at the 400 mg/day dose level at day ten.  As C. difficile is present mainly in the gut, high stool concentrations suggest that Difimicin is present where needed to treat CDAD and low concentrations in the blood indicate Difimicin is minimally absorbed in the system, thus reducing the risk of side effects.  There were no adverse events determined by the physicians to be related to Difimicin.  At one site in this Phase 2a trial, we performed a microbiologic analysis of the stool of 29 patients.  This analysis showed that Difimicin did not cause any unusual disruptions of normal gut flora for patients in any of the three dose groups.

Phase 1 Studies.  We have completed two double-blind, oral, dose-escalating, placebo-controlled Phase 1 trials, one of which was a Phase 1a single-dose trial, and one of which was a Phase 1b multiple-dose trial.  The trials were designed to determine the safety, tolerability, and pharmacokinetic characteristics of Difimicin in healthy volunteers.  Each Phase 1a patient received two single oral administrations of either a 100 mg dose followed by a 300 mg dose, or a 200 mg dose followed by a 450 mg dose of Difimicin.  Each Phase 1b patient received daily oral administrations of 150, 300, or 450 mg doses of Difimicin for ten consecutive days.  In both trials, there were eight subjects for each dose level, six of whom were randomly selected to receive Difimicin and two of whom received placebo.  We collected blood, urine and stool samples for pharmacokinetic analysis.  Vital signs including blood pressure, pulse, body temperature and electrocardiograms were measured following each dosing and on a regular basis throughout the study.  In both studies, Difimicin was well tolerated by all subjects and no drug-related adverse events were observed.

Difimicin also exhibited a favorable pharmacokinetic profile for CDAD treatment.  After oral administration at either single dose or multiple doses, all blood samples had low, usually lower than 0.02 mg/mL, or undetectable levels of Difimicin which indicates very low systemic absorption.  In contrast, Difimicin was found to be present in high concentrations in the stool.  For example, at day ten for the 450 mg per day multiple-dose group, the mean Difimicin stool concentration exceeded 10,000 times the MIC90, or minimum concentration of a drug needed to inhibit growth of 90% of microorganisms, of C. difficile.

Pre-Clinical Development.  Our pre-clinical studies of Difimicin demonstrated the potent narrow-spectrum antimicrobial activity of Difimicin against C. difficile, with an MIC90 of 0.125 mg/mL for this organism.  The same value was obtained in a separate experiment in which 110 genetically distinct strains of C. difficile were tested.  Based on our pre-clinical studies, Difimicin was found to be four times more potent than metronidazole and 16 times more potent than vancomycin against C. difficile.  Generally, Difimicin is 10 to 100 times more potent against C. difficile than against other gram-positive organisms, but is inactive against gram-negative organisms and yeast.

Commercialization

In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par exclusively collaborated to develop and commercialize Difimicin.  We had granted to Par an exclusive royalty-bearing license, with the right to sublicense, promote, market, distribute and sell Difimicin in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  We retained all other rights to Difimicin in the rest of the world.  In January 2007, we entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize Difimicin in North America and Israel.

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we have repurchased the rights to develop and commercialize Difimicin in North America and Israel.  We now hold worldwide rights to Difimicin.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of Difimicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of Difimicin in the rest of the world.  In addition, in the event we license our right to market Difimicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to Difimicin.  We are obligated to pay each these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.  See “— Collaborations, Commercial and License Agreements and Grants — Par Pharmaceutical, Inc.”

Difimicin — Other Indications

Based on our pre-clinical and clinical studies for CDAD treatment, we believe Difimicin may be effective against a broad range of indications with significant unmet medical needs.  Our strategy is to develop Difimicin for its lead indication, CDAD treatment, while also advancing its development for additional indications.

CDAD Prevention.  We believe Difimicin may be effective not only for treating CDAD but also for preventing CDAD.  Patients at high risk of developing CDAD, such as elderly patients in long-term care facilities or hospital patients on broad-spectrum antibiotics or PPIs, may benefit from prophylactic protection from the disease.  Up to 20% of long-term care patients are colonized with C. difficile.There is currently no therapeutic drug approved for the prevention of CDAD.  Incidence of CDAD outbreaks has been increasing in the hospital and community settings, and we believe Difimicin may provide safe, potent and narrow-spectrum bactericidal activity against C. difficile, thereby protecting high-risk patients while limiting disruption to normal gut flora.  Independent investigators at Oxford University are planning to conduct a proof-of-concept clinical trial of Difimicin to prevent CDAD disease in high risk populations utilizing grant funds in the second half of 2007. The purpose of the trial is to evaluate Difimicin for CDAD prevention in high-risk patients.  If the trial results are positive, we will consider a Phase 3 trial for this indication.

Prevention of Nosocomial Vancomycin-Resistant Enterococci, or VRE, Bloodstream Infections.  Pre-clinical data indicate that Difimicin is active in vitro against antibiotic-resistant Enterococci, including VRE.  Enterococci are common bacteria that reside in the GI tract and generally do not pose a serious health risk.  However, if Enterococci enter the bloodstream, they can cause serious and life-threatening infections, especially in subjects with weakened immune systems.  Vancomycin is considered the last line of defense against such infection.  However, growing bacterial resistance to vancomycin has emerged, requiring new therapeutic options.

Biological and stool concentration data from our Phase 1 and 2a CDAD treatment trials indicate Difimicin may be useful in the prevention of VRE bloodstream infections by minimizing the colonization of these bacteria in the GI tract before they enter into the bloodstream.  We are planning to conduct a proof-of-concept clinical trial for this additional indication.

Methicillin-Resistant Staphylococci, or MRS, Prophylaxis.  We believe Difimicin may be useful as prophylaxis for other bacterial infections such as MRS.  Methicillin is a narrow-spectrum antibiotic that was previously used to treat infections caused by susceptible gram-positive bacteria, such as Staphylococcus aureus, or S. aureus, and Staphylococcus epidermidis, or S. epidermidis, that would otherwise be resistant to most penicillins.

•                  Nasal Carriage.  Pre-clinical data indicate that Difimicin may be useful for the prevention of nasal colonization of bacteria such as S. aureus, including methicillin resistant strains of S. aureus, including MRSA, and S. epidermidis, or MRSE.  The prevention and decolonization of these pathogens in the nasal carriage are part of the standard infection control program to reduce the risk of infection in high-risk patients and healthcare workers.  Mupirocin, a gram-positive topical antibiotic, is the only medication currently approved for the treatment of nasal carriage infection but bacterial resistance to mupirocin is growing.  We believe that a non-irritating nasal formulation of Difimicin may be an effective alternative to mupirocin to prevent nasal carriage infection.  We expect to develop a formulation of Difimicin for the prevention of nasal carriage infection in 2007 and plan to initiate pre-clinical and clinical development efforts in 2008.

•                  Catheter-Related.  Pre-clinical data indicate that Difimicin may be useful for the prevention of catheter-related infections with S. aureus, including MRSA, and S. epidermidis, including

MRSE.  Prevention of the colonization of these pathogens around the entry point of a catheter is important to reduce the risk of serious infection.  Most patients who require catheterization are at risk of infection.  The patients who are at the highest risk of catheter-related infections include oncology, post surgical and intensive care patients.  Mupirocin is the only antibiotic currently approved for the prevention of catheter-related infections.  We believe that Difimicin may be an effective alternative to mupirocin for topical use to prevent the risk of catheter-related infections.  We plan to develop a formulation of Difimicin for the prevention of catheter-related infections in 2007 and plan to initiate pre-clinical and clinical development efforts in 2008.

Prulifloxacin (OPT-99)

Overview.  We are developing Prulifloxacin for the treatment of infectious diarrhea, including travelers’ diarrhea, a community-acquired infection which can be caused by a broad range of bacteria.  We will seek a label for Prulifloxacin for the treatment of infectious diarrhea and initially plan to focus commercialization efforts on the treatment of travelers’ diarrhea.  Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics.  A prodrug is an inactive form of a compound that is converted in the body to an active drug either by spontaneous chemical reaction or through the enzymatic process.  Following oral administration, Prulifloxacin is converted to ulifloxacin, which is rapidly bactericidal by killing susceptible bacterial pathogens through inhibition of DNA replication.  Ulifloxacin has demonstrated potent broad-spectrum activity against gram-positive and gram-negative bacteria.  We are currently conducting two Phase 3 clinical trials of Prulifloxacin for the treatment of travelers’ diarrhea.  We believe that Prulifloxacin will be a differentiated therapeutic option for travelers’ diarrhea due to its broad and potent activity against gastrointestinal pathogens, favorable safety profile, clinical efficacy and convenient dosing regimen.

In June 2004, we acquired from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, the exclusive rights to develop and commercialize Prulifloxacin for all indications in the United States.  Prulifloxacin has been marketed by other companies in Japan since 2002 to treat a wide range of bacterial infections, including infectious diarrhea, and in Italy since 2004 to treat UTIs and RTIs.  Other parties have established that Prulifloxacin is well-tolerated, as demonstrated by its use in the treatment of more than two million patients as of December 2005.  A 1996 investigator-initiated clinical study of Prulifloxacin in Japan by a third party for the treatment of infectious diarrhea evaluated the safety and efficacy of Prulifloxacin in 122 subjects, with an endpoint of clinical cure, as evidenced by eradication of bacterial pathogens.  Prulifloxacin was considered effective in approximately 98% of the 54 subjects evaluated for clinical cure.  Prulifloxacin also eradicated the bacterial pathogen in approximately 95% of the 77 subjects evaluated for bacteriological effect.  One hundred eight of the 109 subjects evaluated for safety had no adverse effects while one subject experienced a mild rash that was possibly related to Prulifloxacin administration, but quickly recovered and continued to receive all scheduled therapy.

Infectious Diarrhea.  Infectious diarrhea is associated with an infection caused by bacteria, viruses or parasites.  Its symptoms include stomach cramps, vomiting, nausea, fever and headache.  Infectious diarrhea is the world’s second-leading cause of morbidity and mortality.  It is a significant problem even in the United States where it is often found in otherwise healthy individuals.

Travelers’ diarrhea is infectious diarrhea contracted by the ingestion of contaminated food or water.  The CDC estimates that there are approximately 50,000 cases of travelers’ diarrhea each day among the 50 million worldwide annual travelers to developing countries.  We estimate that approximately 23 million patients are treated with antibiotics for infectious diarrhea annually in the United States.  Bacteria cause approximately 85% of travelers’ diarrhea in most localities, and the majority of these cases involve E. coli, Shigella or Salmonella.  Severe infections can cause large fluid loss and result in dehydration and hospitalization.  The CDC estimates that 30% to 50% of travelers to high-risk regions (including most of Asia, the Middle East, Africa, Central America and South America) will develop travelers’ diarrhea during a one- to two-week visit.  The risk of infection increases with the duration of travel, and infection is possible throughout the world.  A study of Americans visiting developing countries found that 46% acquired diarrhea.

Current Treatments and Limitations.  Authorities such as the Infectious Disease Society of America and the CDC recommend treatment for travelers’ diarrhea with an antibiotic that has an appropriate spectrum of activity against typical pathogens related to travelers’ diarrhea.  These antibiotics include fluoroquinolones such as ciprofloxacin, macrolides such as azithromycin, sulfonamides such as trimethoprim-sulfamethoxazole, or TMP/SMX, tetracyclines such as doxycycline, and rifamycins such as rifaximin.  Fluoroquinolones remain the first-line treatment for infectious diarrhea because of their bactericidal nature, broad spectrum of activity and generally well-tolerated profile.

Many of the treatments for travelers’ diarrhea have significant limitations.  Limitations of ciprofloxacin, rifaximin and TMP/SMX, three of the most commonly prescribed treatments for infectious diarrhea, include one or more of the following:

•                  Limited Spectrum of Activity and Antimicrobial Resistance.  Rifaximin is approved only for the treatment of travelers’ diarrhea caused by noninvasive strains of E. coli.  Rifaximin is not recommended for the treatment of diarrhea caused by other pathogens commonly associated with travelers’ diarrhea such as Shigella, Salmonella, Aeromonas, Campylobacter, Plesiomonas, and Yersinia.  In addition, our studies with a panel of 582 infectious diarrhea-associated bacteria have shown that 25% of E. coli and 67% of Shigella strains associated with travelers’ diarrhea are resistant to TMP/SMX.

•                  Possible Side Effects.  Ciprofloxacin has been associated with phototoxicity and QT interval prolongation, a condition that is associated with potentially life-threatening cardiac arrhythmias.  Rifaximin has been linked to allergic reactions to the drug.  TMP/SMX has been associated with both frequent mild allergic reactions and rare but serious adverse effects including bone marrow suppression, severe liver damage, severe renal impairment and agranulocytosis, an acute condition related to leukopenia.

•                  Convenience and Compliance.  Ciprofloxacin is approved as therapy for infectious diarrhea with a dosing regimen of twice daily administrations for five to seven days.  Rifaximin is approved as therapy for diarrhea caused by noninvasive E. coli and is given three times daily for three days.  These treatment regimens may be inconvenient for traveling patients.

Prulifloxacin Advantages.  We believe that Prulifloxacin will be a differentiated and a better therapeutic course for bacterial infectious diarrhea for several reasons, including:

•                  Efficacy.  Prulifloxacin has been established to be an effective therapy for infectious diarrhea in clinical studies by third parties in Japan.  Ulifloxacin, the active metabolite of Prulifloxacin, quickly reached effective concentration levels following a single administration of the drug in patients with profuse diarrhea.  Approximately two-thirds of the oral dose of Prulifloxacin remains in the stool after being converted to ulifloxacin while approximately one-third is absorbed and accumulated in tissues and in phagocytes, the white blood cells which engulf bacterial pathogens.  Ulifloxacin remains active in these tissues and available in the body to eliminate invasive and intracellular pathogens such as Shigella and Salmonella and invasive forms of E. coli.

•                  Spectrum of Activity.  Ulifloxacin has more potent antibacterial activity relative to other antibacterial agents against infectious diarrhea pathogens.  In a pre-clinical study we commissioned, ulifloxacin was the most active of nine antibacterial agents tested against a panel of 582 international infectious diarrhea-associated bacteria.  The potency of six of these agents against common bacterial pathogens that cause diarrhea is shown below, normalized to the potency of rifaximin:

	Comparative Potency Against Bacteria(1)
Antibacterial	E. coli (100 isolates)	Salmonella (101 isolates)	Shigella (101 isolates)
Ulifloxacin	2,000	533	2,000
Ciprofloxacin	1,000	133	1,000
Azithromycin	4	4	4
Rifaximin	1	1	1
Doxycycline	1	0.5	0.5
TMP/SMX	≤0.25	≥32	≤0.25

(1)          The potency of an antibiotic normalized to rifaximin is expressed as the quotient obtained by dividing the MIC90 concentration of rifaximin by the MIC90 concentration of that antibiotic.

•                  Side Effects.  Prulifloxacin has an established and favorable safety profile with minimal potential to produce adverse side effects associated with other treatments for travelers’ diarrhea, such as QT interval prolongation, phototoxicity, or central nervous system effects.

•                  Convenience and Compliance.  Prulifloxacin will be marketed as therapy for infectious diarrhea with a convenient dosing regimen of one tablet daily for three days.

On-Going Clinical Development and Next Steps.  We are currently conducting two Phase 3 clinical trials for the registration of Prulifloxacin in the United States for the treatment of bacterial infectious diarrhea, including travelers’ diarrhea.

•                  Phase 3 Trials.  The first 375-patient trial being conducted in the United States, Mexico and Peru was initiated in July 2006 and is a randomized, double-blind placebo-controlled clinical trial in which 250 patients will receive Prulifloxacin in 600 mg doses and 125 patients will receive a placebo.  We initiated the second 250-patient trial in December 2006 in India, and we plan to add additional sites in other countries such as Guatemala and Thailand. This second trial is also a randomized, double-blind placebo-controlled clinical trial in which 125 patients will receive Prulifloxacin in 600 mg doses and 125 patients will receive placebo.  The primary endpoint of both trials is time to last unformed stool.  Secondary endpoints include microbiological eradication of the disease pathogen and relief of other disease symptoms.  We currently anticipate completion of both trials during the second half of 2007, with an NDA filing to follow in the first half of 2008.

•                  Proposed Phase 4 Marketing Support Trial.  This 320-patient trial contemplated to be conducted in the United States, Mexico and Peru will be a randomized, double-blind comparator-controlled clinical trial in which Prulifloxacin and ciprofloxacin will each be administered to a total of 160 patients.  The primary endpoint of the trial is non-inferiority of Prulifloxacin to ciprofloxacin with respect to the time to last unformed stool.  We plan to initiate this trial subsequent to NDA submission of Prulifloxacin.

Additional Indication for Urinary Tract Infection.  After the anticipated launch of Prulifloxacin for the treatment of infectious diarrhea, we may seek additional approval of Prulifloxacin for the treatment of complicated urinary tract infections or UTIs, which are commonly caused by bacteria such as E. coli, Staphylococcus saprophyticus and Pseudomonas aeruginosa.  According to the Kidney and Urology Foundation of America, an estimated ten million physician office visits in 2002 were due to UTIs, the second leading cause of infection following RTIs.  UTIs account for up to 40% of nosocomial infections and, when present, can increase the average hospital patient cost by approximately $675 per patient.  According to IMS Health, global sales of UTI prescription antibiotics exceeded $1.1 billion in 2003, with the United States accounting for approximately 62% of this market.  We believe Prulifloxacin’s advantages as a therapy for infectious diarrhea can be leveraged in the approval for treatment of complicated UTIs.  Prulifloxacin is currently approved as therapy for complicated and uncomplicated UTIs in Italy and Japan.  Prulifloxacin was compared to ciprofloxacin as therapy for complicated lower UTIs in a 257-patient, double-blind, comparator-controlled clinical trial that was conducted in Europe by third parties.  In patients that were administered Prulifloxacin once daily for 10 days, clinical resolution of the infection was achieved in approximately 95% of patients and the pathogen was eradicated in approximately 90% of patients.  In contrast, in patients that were administered ciprofloxacin twice daily for 10 days, clinical resolution was achieved in approximately 93% of patients and the pathogen was eradicated in approximately 78% of patients.  A similar open-label study produced microbiological eradication and clinical cure in approximately 93% and approximately 96%, respectively, of 113 Prulifloxacin-treated patients.

Our OPopS Drug Discovery Platform

Background.  Carbohydrates are the most abundant class of biological molecules in nature and are fundamental to many physiological processes, which can be inhibited or augmented by carbohydrate-based drugs.  We believe these processes represent potential drug targets for infectious diseases, cancer and immune-related disorders.  Carbohydrates, however, can be difficult to synthesize because of their complex molecular structure.  Historically, the synthesis of complex carbohydrate molecules took weeks to months to complete, and thus carbohydrate synthesis for use in therapeutics has often been characterized as prohibitively difficult and time-consuming.  Numerous drugs currently on the market have carbohydrate components, which are often implicated in bacterial resistance, and numerous diseases involve interactions with carbohydrate molecules.  Carbohydrate synthesis involves the manipulation of existing drugs to improve their spectrum of activity or significantly reduce their side effects.  Such drugs include aminoglycosides, glycopeptides, macrolides and antivirals.

Our Technology.  Our proprietary OPopS drug discovery platform allows us to develop potential drug candidates through carbohydrate drug synthesis.  OPopS is a computer-aided technology that enables the rapid and low cost synthesis of a wide array of carbohydrate-based compounds.  Specifically, the two components of our OPopS technology that allow us to synthesize new compounds are:

•                  GlycoOptimization.  This process enables the modification of a carbohydrate group on an existing drug to improve its properties.

•                  De Novo Glycosylation.  This process enables the addition of new carbohydrate groups on an existing drug to create new, patentable compounds.

We acquired worldwide rights to this technology from The Scripps Research Institute, or TSRI, in July 1999.  We have built approximately 500 carbohydrate building blocks, and through our proprietary OptiMer software program, we are able to rapidly and reliably produce a wide variety of carbohydrate-based molecules.  With OPopS, we are able to reduce the time required for the synthesis of these molecules from weeks or months to hours.  We believe OPopS enables us to develop patentable drugs, optimizing drug performance, improving activity, overcoming bacterial resistance issues and/or improving side effect profiles.  Several of our pre-clinical drug candidates have been developed with OPopS and we intend to use this technology to identify additional novel carbohydrate-based product candidates with significant commercial potential.

Other Pipeline Product Candidates

Using our OPopS technology, we are developing a pipeline of promising new drug candidates for the treatment of various indications including osteoarthritis and breast cancer.  Our strategy is to license these drug candidates opportunistically to third-party partners in order to maximize the potential for their development and commercialization.  The most advanced pipeline product candidates are as follows:

OPT-88: A Therapy for Osteoarthritis

Overview.  We intend to develop our carbohydrate-based product candidate OPT-88 as a disease-modifying intra-articular, or within the cavity of a joint, therapy for osteoarthritis.  Osteoarthritis is caused by the breakdown and eventual loss of the cartilage of one or more joints in the body.  Key symptoms include pain in joints such as knees, hips and fingers, inability to walk or bear weight and infection surrounding such joints.  There are no currently marketed treatments for the underlying disease.  According to the National Institute of Arthritis and Musculoskeletal and Skin Diseases, osteoarthritis is one of the most common types of joint diseases and is estimated to affect 33 million people in the United States in 2006.  Pre-clinical studies of OPT-88 indicate reduced erosion of knee cartilage and a reduction of pain for up to nine days after a single injection.  With its disease-modifying activity and tolerability profile, OPT-88 represents a potentially new intra-articular therapy, and we believe it is a significant product opportunity for the osteoarthritis market.

Pre-Clinical Studies and Future Plans.  In vitro studies of OPT-88 in human cell cultures have shown that it significantly stimulates restoration of joint cartilage.  Animal studies demonstrated a reduced pathology and reduction in the erosion of knee cartilage.  We plan to file an Investigational New Drug application, or IND, for OPT-88 in 2007 to initiate a Phase 1 study for assessing the safety of repetitive intra-articular injections in patients with knee osteoarthritis using an escalating dose scheme and if successful, followed by a proof-of-concept Phase 2 efficacy study.  After our Phase 2 study, we plan to seek a partner to fully develop and commercialize OPT-88.

OPT-822/OPT-821: A Cancer Immunotherapy

Overview.  We are currently developing our carbohydrate-based product candidate OPT-822 combined with OPT-822’s adjuvant therapy OPT-821, a carbohydrate-based immunostimulant therapy, for the treatment of metastatic breast cancer.  According to the American Cancer Society, breast cancer was the second most common form of cancer among women in the United States, with more than 200,000 new cases and 40,000 deaths estimated in 2005.  The survival rate for patients with metastatic breast cancer remains limited, with a median survival of two to three years and a five-year survival rate of less than 20% for those patients diagnosed with late-stage cancer that has metastasized to other parts of the body.  In July 2002, we acquired exclusive rights from Sloan-Kettering Institute for Cancer Research, or SKI, to develop and commercialize OPT-822 worldwide.  Carbohydrate antigens are known to stimulate the immune response against cancer cells in the body.  We have applied OPopS technology to manufacture effectively complex carbohydrate cancer antigens, including Globo-H, a prominent antigen in breast cancer cells, and sialyl Lewis a, an antigen in breast and small lung cancer cells.  OPT-822 is a novel cancer immunotherapy and is composed of Globo H linked to a protein carrier.

Clinical Studies and Future Plans.  SKI completed Phase 1 safety studies of OPT-822 in prostate cancer patients and breast cancer patients in 1999 and 2001, respectively.  In these studies, OPT-822 appeared to be well tolerated and to stimulate response to tumor antigens.  Thirteen of 27 metastatic breast cancer patients survived after six years.  We also plan to evaluate the clinical efficacy of OPT-822 combined with OPT-822’s adjuvant therapy OPT-821.  We plan to identify a strategic partner, apply for government grants for subsequent clinical trials, and then initiate a Phase 2/3 clinical trial in Asia in 2007.

OPT-1068 and OPT-1273: Macrolide and Ketolide Antibiotics

Macrolide antibiotics have been marketed for the treatment of upper and lower respiratory tract infections.  Macrolides such as erythromycin and azithromycin and ketolides such as telithromycin are related classes of antibiotics which have strong gram-positive activity and inhibit bacterial growth.  However, an increasing number of pathogens are now resistant to currently available macrolides and ketolide.  Two of our leading product candidates developed with our discovery technology, including glycooptimization, OPT-1068 and OPT-1273, are effective against these resistant bacterial strains.  These product candidates have been shown to possess potent activity against multi-drug resistant Streptococcus pneumoniae and Streptococcus pyogenes, common RTI pathogens.  OPT-1068, the most advanced lead candidate, is orally active with potent efficacy in animal models after once-a-day administration.  Cempra has licensed from us a library of approximately 500 macrolides related to these two product candidates.  Cempra has informed us that it is initially planning to develop OPT-1068 for RTIs in adults and children, including sinusitis, an infection of the sinus, pharyngitis, an infection of the pharynx, and community-acquired mild and moderate pneumonia.

Our Strategy

Our principal objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative anti-infective compounds, with an initial focus on gastrointestinal infections and related diseases.  To achieve these objectives, our strategy includes the following key elements:

•                  Build a branded anti-infective franchise through current and in-licensed product candidates.  We currently have two late-stage antibiotic product candidates, Difimicin for the treatment of CDAD, and Prulifloxacin for the treatment of infectious diarrhea, including travelers’ diarrhea.  We also intend to develop these two lead products for additional indications and selectively in-license additional anti-infective compounds for development and/or commercialization.  In addition, in order to maximize the value of our franchise, we intend to opportunistically seek partners to commercialize our product candidates outside of our core markets.  We believe our management’s industry knowledge and contacts will be a significant advantage in executing this part of our strategy.

•                  Develop our lead product candidates for clinical and regulatory approval.  We are currently focusing our resources on developing Difimicin and Prulifloxacin.  Difimicin potentially offers significant advantages over existing therapeutics for CDAD, a serious and growing hospital-acquired illness.  Prulifloxacin also offers significant advantages over existing therapeutics for infectious diarrhea and has an extensive record of safety and efficacy, having been used in over two million patients in Europe and Japan.  If our trials for Difimicin for the treatment of CDAD are successful and completed in a timely manner, we plan to file an NDA for Difimicin in the second half of 2008.  If our trials for Prulifloxacin for the treatment of travelers’ diarrhea are successful and completed in a timely manner, we plan to file an NDA for Prulifloxacin in the first half of 2008.

•                  Build marketing and sales capabilities in our core markets.  Our objective is to market innovative antibiotics in areas of unmet medical needs for the treatment and prevention of nosocomial and serious community-acquired infections.  Specifically, we initially plan to commercialize and develop Difimicin and Prulifloxacin in key defined markets.  In order to achieve these goals, we intend to develop our own marketing organization and sales force, as well as evaluate partnering alternatives to commercialize our product candidates.

•                  Leverage our internal discovery capabilities and expertise in carbohydrate chemistry to expand our portfolio of product candidates.  We intend to expand our product portfolio by exploiting our internal expertise to discover and develop additional product candidates.  We believe our proprietary technology and our capabilities and expertise in carbohydrate chemistry will enable us to more rapidly identify and develop successful product candidates.  We may opportunistically seek partners for the development and commercialization of product candidates in order to maximize value and maintain our strategic focus.

Marketing and Sales

We currently have no marketing, sales or distribution capabilities.  However, we plan to develop these capabilities internally or through collaborations with third parties.  In February 2007, we elected to terminate our collaboration agreement with Par and exercised our right to repurchase Par’s rights to develop and commercialize Difimicin in the North America and Israel.  We now hold worldwide rights to Difimicin. We plan to build our own marketing and sales force for our target markets for Difimicin in North America and Europe, including Germany, France, Italy, the United Kingdom, Spain and Sweden, and Latin America, including Brazil, Mexico and Argentina.  In other markets, including Japan, we plan to seek collaborations with third parties.  Following regulatory approval and prior to launch of Difimicin, we intend to build a marketing and sales organization that is appropriate for the size of such markets.  We plan to target our marketing and sales of Difimicin to hospital-based and long-term care physicians, including gastroenterologists, infectious disease specialists and internists.  If Difimicin and Prulifloxacin are approved by the FDA, we intend to leverage our marketing and sales force in the United States to commercialize both Difimicin and Prulifloxacin in this market.  We plan to target our marketing and sales of Prulifloxacin to high-prescribing physicians of antibiotics for travelers’ diarrhea, including those at travel clinics.

We continue to evaluate the marketing and sales capabilities that will be necessary to launch and commercialize Difimicin and Prulifloxacin.  We are currently building a marketing department and establishing a medical affairs group to introduce our product candidates to key opinion leaders in CDAD and healthcare professionals focusing on infectious diseases and gastroenterology.

Collaborations, Commercial and License Agreements and Grants

Par Pharmaceutical, Inc.  In April 2005, we entered into a collaboration agreement with Par.  Under the terms of the agreement, we agreed to exclusively collaborate in the development and commercialization of Difimicin.  We had granted to Par an exclusive royalty-bearing license, with the right to sublicense, promote, market, distribute and sell Difimicin in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  We also granted to Par a non-exclusive license to manufacture Difimicin for its territories.  We retained all other rights to Difimicin in the rest of the world.  At the time of execution of this collaboration agreement, Par also purchased $12.0 million of our Series C preferred stock. In January 2007, we entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize Difimicin in North America and Israel.

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we have repurchased the rights to develop and commercialize Difimicin in North America and Israel.  We now hold worldwide rights to Difimicin.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us, or our affiliates of Difimicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of Difimicin in the rest of the world.  The one-time $5.0 million milestone payment shall be paid after the earliest to occur of (i) the successful completion by us of our pivotal Phase 3 trial for Difimicin, (ii) our grant to a third party of the rights to Difimicin or (iii) the submission to the FDA of a new drug application for Difimicin.  In the event we license our right to market Difimicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to Difimicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.  The buy-back agreement also provides that we seek Par’s consent for certain sublicenses of Difimicin within a one-year period following the termination of our April 2005 collaboration with Par and for Par to provide certain transition services.  The agreement also includes a mutual release between the parties and our indemnification of Par for actions related to Difimicin, the agreements assigned to us by Par and certain other matters.

Biocon.  In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon Limited, or Biocon, dated August 29, 2005, as amended on July 6, 2006, regarding the active pharmaceutical ingredient, or API, for Difimicin.  Under this supply agreement, Biocon shall supply to us our requirements of API for certain markets.  We may be obligated to pay to Biocon a $3.0 million prepayment for capital investments made by Biocon, which shall be subject to set-offs against future purchases by us of the API for Difimicin. The supply agreement will terminate upon the tenth anniversary of the commercial launch of Difimicin unless earlier terminated by mutual agreement or material default of either party.

Nippon Shinyaku.  In June 2004, we entered into a license agreement with Nippon Shinyaku.  Under the terms of the agreement, we acquired the non-exclusive right to import and purchase Prulifloxacin, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin.  Additionally, we acquired rights within the United States to a key patent which covers the compound and the treatment of bacterial infections in humans and animals.  The key patent will expire in February 2009; however, upon receiving final marketing approval of Prulifloxacin, we plan to apply to extend the term of this key patent, for up to an additional five years, with the U.S. Patent and Trademark Office, or PTO, under the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act.  Under the agreement, we also acquired rights to a pending U.S. patent application filed by Nippon Shinyaku in October 2005 which relates to production of a form of Prulifloxacin.  If issued, the U.S. pending patent application for Prulifloxacin would expire in 2023.

Under the terms of the agreement, we paid Nippon Shinyaku a $1.0 million upfront licensing fee and will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of the NDA for Prulifloxacin in the United States.  We also agreed to exclusively purchase Prulifloxacin from Nippon Shinyaku and to purchase a certain amount of Prulifloxacin annually that is to be mutually agreed upon by us and Nippon Shinyaku, commencing in the year of the first commercial sale of Prulifloxacin in the United States.  If Nippon Shinyaku is unable to supply us with the required amount of Prulifloxacin, then Nippon Shinyaku will grant us a non-exclusive, worldwide license to make or have made Prulifloxacin, in which event we will owe Nippon Shinyaku a royalty based on the amount of net sales of Prulifloxacin generated by us and our sublicensees.  Additionally, we will owe Nippon Shinyaku certain royalties based on the amount of net sales of Prulifloxacin less the amount of Prulifloxacin we buy from Nippon Shinyaku.

Either party may terminate the agreement 60 days after giving notice of a material breach which remains uncured 60 days after written notice.  If not terminated earlier, the agreement will terminate upon the longer of ten years from the date of the first commercial sale of Prulifloxacin in the United States or until the date on which the last valid patent claim relating to Prulifloxacin expires in the United States.

Sloan-Kettering Institute for Cancer Research.  In July 2002, we entered into a license agreement with SKI to acquire, together with certain non-exclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, we paid to SKI a one-time fee consisting of both cash and 55,383 shares of our common stock.  Under the agreement, which was amended in June 2005, we owe SKI milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, but only to the extent that we, and not a sublicensee, achieve such milestones.  We also owe SKI royalties based on net sales generated from the licensed products and income we source from our sublicensing activities, which royalty payments are credited against a minimum annual royalty payment we owe to SKI during the term of the agreement.

The term of the agreement continues until the later of July 31, 2017, or the expiration of the last to expire of the patents licensed under this agreement, unless the agreement is earlier terminated.  The agreement can be terminated by SKI for a variety of reasons, including (i) upon 60 days’ notice in the event we fail to meet a development milestone specified in the agreement or (ii) upon 30 days’ notice, in the event we fail to pay any licensing fees, royalties or patent expenses due under the agreement within 30 days of the due date and thereafter fail to pay such deficit in-full within the 30-day notice period.

Cempra Pharmaceuticals, Inc.  In March 2006, we entered into a collaborative research and development and license agreement with Cempra, a biotechnology company focused on anti-infectives.  We are collaborating with Cempra to discover, develop and commercialize drugs based on macrolide and ketolide compounds.  We granted to Cempra an exclusive worldwide license, except in ASEAN countries as of the effective date of the agreement, with the right to sublicense, our patent and know-how related to our macrolide and ketolide antibacterial program, several other pre-clinical compounds and our related proprietary technology.  Cempra is responsible for many of the costs associated with the development and commercialization of product candidates arising under agreement, including manufacturing, marketing and sales costs.  As partial consideration for granting Cempra the licenses, we obtained common stock of Cempra.  We will receive milestone payments as product candidates are developed and/or co-developed by Cempra.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  The aggregate amount of such milestone payments we may receive is based in part on the number of products developed under the agreement and can exceed $24.5 million.  We will also receive royalty payments based on a percentage of net sales of licensed products.  In consideration of the foregoing, Cempra will receive milestone payments of $1.0 million from us for each of the first two products we develop which receive regulatory approval in ASEAN countries as well as royalty payments on the net sales of such products.

The research term of this agreement continues until the earlier of our completion of all research activities set forth in the work plan under the agreement, or March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party shall survive upon the express election of the non-terminating party.

The Scripps Research Institute.  In July 1999, we acquired exclusive, worldwide rights to OPopS technology from TSRI.  This agreement includes the license to us of patents, patent applications and copyrights related to OPopS technology.  We also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.

Under the four agreements with TSRI, we paid TSRI license fees consisting of an aggregate of 239,996 shares of our common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  Additionally, under each agreement, we owe TSRI royalties based on net sales by us, our affiliates and sublicensees of the covered products and royalties based on revenue we generate from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the four agreements, we also will owe TSRI payments upon achievement of certain milestones.  In three of the four TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments we may be required to pay TSRI under all four TSRI agreements is approximately $14.0 million.

Each TSRI agreement terminates in part as follows: (i) with respect to each product which utilizes patent rights licensed under the agreement, on a country-by-country basis concurrently with the expiration of the last to expire of the applicable patent rights, (ii) with respect to each product which utilizes technology licensed under the agreement but which does not utilize patent rights also licensed thereunder, 15 years after the date of the first commercial sale of the product in each country and (iii) with respect to software licensed under the 1999 OPopS agreement, 75 years after the date the applicable copyright is filed in the United States.

Advanced Biologics.  In November 2005, we entered into a master services agreement with Advanced Biologics, as amended in January 2006.  Under the terms of the agreement, Advanced Biologics will, from time to time, at our request and pursuant to separate work orders, perform research and/or administrative services in connection with certain of our clinical trials, including trial management, data collection, statistical programming or analysis, quality assurance auditing, scientific and medical communications, regulatory affairs consulting, regulatory submissions and strategic consulting.  Pursuant to the master services agreement, we have issued work orders totaling $24.2 million for services.  Unless extended by the mutual agreement of the parties, the master services agreement will terminate on November 16, 2012.  We may terminate the master services agreement at any time and for any reason, upon 30 days’ prior notice to Advanced Biologics.

NIH Small Business Innovation Research Awards.  In June 2005, we received a National Institutes of Health Small Business Innovation Research Program Phase II Award in the amount of $612,000 from the National Institute of Allergy and Infectious Diseases, or NIAID.  The award is to facilitate discovery of a new macrolide class of antibiotics through glycosylation, our proprietary chemistry technology, and evaluation of the lead compound in pre-clinical settings.  The grant also contains a recommendation for future support in the amount of $575,000, which funds will be awarded subject to availability and the satisfactory progress of the project, as determined by the NIAID.  The award provides funding support from July 1, 2005 through June 30, 2007.

Manufacturing

We rely on third parties to manufacture our product candidates and currently have no plans to develop our own manufacturing facility.  We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce APIs, and finished products in accordance with cGMP and all other applicable laws and regulations.  We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our marketed drug and drug candidates.

Par assigned to us its contract with Biocon to manufacture clinical trial supplies of the API for Difimicin in February in connection with our repurchase of rights to Difimicin for North America and Israel pursuant to the prospective buy-back agreement with Par.  However, Biocon’s facilities have not yet been approved by the FDA for the manufacture of our Difimicin drug supplies.  We intend to contract with third-party contract manufacturers for the commercial supply of Difimicin.

In June 2004, as part of our license agreement for exclusive rights to develop and commercialize Prulifloxacin in the United States, we entered into a supply agreement with Nippon Shinyaku for the manufacture and supply of the API for Prulifloxacin.  In turn, Nippon Shinyaku contracts with Juzen Chemical Co. for the manufacture of the API for Prulifloxacin.  The tablets used in our Phase 3 clinical trials for Prulifloxacin are manufactured by Angelini ACRAF, or Angelini.  We are also in discussion with Angelini for manufacturing, packaging and labeling of Prulifloxacin for commercial sale in the United States.  The manufacturing facilities of Juzen have been approved by the FDA for other companies’ drug products; however, Juzen’s facilities have not yet been approved for the manufacture of our Prulifloxacin drug supplies.  Angelini’s facilities have not been approved by the FDA for the manufacture of any drug.

We have used both in-house capabilities and outside third-party cGMP manufacturers for the preparation of compounds for pre-clinical development and for the manufacture of limited quantities of finished products for clinical development.  We have developed a proprietary synthetic process in our laboratories for Globo-H, the carbohydrate portion of the OPT-822 cancer immunotherapy.  Third parties with cGMP facilities have manufactured OPT-822 for clinical trials.  We also plan to use third-party cGMP manufacturers for the production of the adjuvant, OPT-821.

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business.  We seek patent protection in the United States and internationally for our product candidates and other technology where available and when appropriate.  Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business.  In addition, we use license agreements to selectively convey to others rights to our own intellectual property.  We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.  We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.  For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We have established and continue to build proprietary positions for our pipeline product candidates and technology in the United States and abroad.  We have built a portfolio of more than 81 patents and patent applications that we either own or have licensed around our key products and technologies.  As of March 15, 2007, this portfolio included 14 issued U.S. patents and 14 pending U.S. patent applications.  Foreign counterparts to these included 11 issued patents and 47 pending patent applications.

For our lead product candidate Difimicin, we have two pending patent cooperation treaty, or PCT, patent applications and four U.S. pending patent applications, and thirteen pending foreign counterparts in Australia, Canada, China, Europe, Japan, South Korea, India, Taiwan, Mexico and Brazil.  If issued, these patent applications may cover specific methods for manufacturing Difimicin, methods of using Difimicin and pharmaceutical formulations containing the various components of Difimicin.  If issued, these patent applications would expire between 2023 and 2027.  For our other product candidate Prulifloxacin, we have licensed one issued U.S. patent and one pending U.S. patent application from Nippon Shinyaku.  The U.S. patent, which expires in 2009, covers the compound Prulifloxacin.  If issued, the U.S. pending patent application for Prulifloxacin would expire in 2023 and may cover processes for producing a form of Prulifloxacin.  The remainder of our patents and patent applications, and licensed patents and patent applications, relate to our other products and technology, and expire between 2015 and 2023.

Government Regulation and Product Approval

FDA Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and antibiotics.  All of our products will require regulatory approval by governmental agencies prior to commercialization.  In particular, pharmaceutical drugs are subject to rigorous pre-clinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries.  In the United States, various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products.  The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources.  Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed.  Furthermore, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Before testing any compounds with potential therapeutic value in human subjects in the United States, we must satisfy stringent government requirements for pre-clinical studies.  Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.  Pre-clinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials.  These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers. In order to test a new drug in humans in the United States, an IND must be filed with the FDA.  The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions about the conduct of the trials as outlined in the IND prior to that time.  In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Clinical trials are typically conducted in three sequential phases, Phases 1, 2 and 3, with Phase 4 trials potentially conducted after initial marketing approval.  These phases may be compressed, may overlap or may be omitted in some circumstances.

•                  Phase 1.  After an IND becomes effective, Phase 1 human clinical trials may begin.  These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers and/or patients, including the maximum tolerated dose that can be given to a trial subject with the target disease or condition.  Phase 1 trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body and the duration of its action.  In some cases, we may decide to run what is referred to as a “Phase 1a” evaluation in which we administer single doses of a new drug candidate in a small group of people to evaluate its pharmacokinetic properties, safety, dose range and side effects.  We may also decide to run what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase 1 trial in which we administer a new drug candidate at its targeted dosing regimen in a small group of people to evaluate its pharmacokinetic properties, safety, dose range and side effects.

•                  Phase 2.  Phase 2 clinical trials are typically designed to evaluate the potential effectiveness of the drug in patients and to further ascertain the safety of the drug at the dosage given in a larger patient population.  In some cases, we may decide to run what is referred to as a “Phase 2a” evaluation, which is a trial to determine the ideal dosing regimen and length of treatment and to evaluate effectiveness and safety.  We may also decide to conduct what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial in which we collect more efficacy and safety data prior to initiation of a Phase 3 clinical trial.  If positive and accepted by the FDA, results from Phase 2b study can serve as a part of pivotal clinical trial in the approval of a drug candidate.

•                  Phase 3.  In Phase 3 clinical trials, often referred to as pivotal clinical trials, the drug is usually tested in one or more controlled, randomized trials comparing the investigational new drug to an approved form of therapy or placebo in an expanded and well-defined patient population and at multiple clinical sites.  The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regimen as compared to a placebo or an approved standard therapy in defined patient populations with a given disease and stage of illness.

•                  Phase 4.  Phase 4 clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing.  These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.  These clinical trials are often referred to as Phase 3/4 post approval clinical trials.  Failure to promptly conduct mandatory Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

After completion of Phase 1, 2 and 3 clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is prepared and submitted for the FDA to review.  The NDA must contain all of the essential information on the drug gathered to that date, including data from pre-clinical and clinical trials, and the content and format of an NDA must conform to all FDA regulations and guidelines.  Accordingly, the preparation and submission of an NDA is a significant undertaking for a company. The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing.  In this case, the NDA must be re-submitted with the additional information and, again, is subject to review before filing.  Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA.  Most NDAs are reviewed by the FDA within ten months of submission.  The review process is often significantly extended by the FDA through requests for additional information and clarification.  The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation but typically gives it great weight.  If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, the latter of which usually contains a number of conditions that must be satisfied in order to secure final approval.  If the FDA’s evaluation of the NDA submission or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

Any products we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products.  Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMPs regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

The FDA closely regulates the marketing and promotion of drugs.  A company can make only those claims relating to safety and efficacy that are approved by the FDA.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.  Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA.  Such off-label uses are common across medical specialties.  Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, restrict manufacturer’s communications on the subject of off-label use.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or approval of new indications after the initial approval of our existing product candidates.  We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products.  Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries.  The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.  We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Fast Track Products Designation

The FDA has granted Fast Track status for Difimicin in the treatment of CDAD.  The FDA’s Fast Track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and demonstrate the potential to address unmet medical needs for their condition.  Under the Fast Track program, the sponsor of a new drug may request the FDA to designate the drug for a specific indication as a Fast Track product at any time during the clinical development of the product.  The FDA must determine if the product qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request.

If Fast Track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete.  This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees.  However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted.  The Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.  Participation in the Fast Track program does not eliminate any phase of clinical studies.  Additionally, in some cases, a Fast Track designated product may also qualify for priority review, or review within a six-month time frame from the time an NDA is accepted for filing.  A Fast Track designated product would ordinarily meet the FDA’s criteria for priority review.  We cannot guarantee any of our products with priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

Continuous Marketing Application

Difimicin was also chosen to be the only investigational new drug in the FDA’s CMA, Pilot 2 Program in the Division of Anti-infectives and Ophthalmology Products.  The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process.  In 2002, the FDA outlined the basic elements of two CMA pipeline programs: CMA Pilot 1 and CMA Pilot 2.  Both programs apply only to certain new drug or biological products that have been designated as Fast Track products.  CMA Pilot 1 provides for the review of a limited number of pre-submitted portions of an applicant’s marketing application based on the terms and conditions agreed upon by the applicant and the FDA.  Under the CMA Pilot 2 program in which we are a participant, the FDA and Fast Track drug applicants enter into an agreement to engage in frequent scientific feedback and interactions during the IND phase of product development.  According to FDA guidelines, the CMA Pilot 2 program will evaluate the cost of such enhanced interaction between the FDA and applicants and whether it improves the efficiency and effectiveness of development programs, and will be limited to no more than one Fast Track product for each of 20 participating FDA review divisions.  According to the FDA guidelines, CMA Pilot 2 applications are evaluated based on the FDA’s overall assessment of (a) the potential value of enhanced interaction, emphasizing the potential public health benefit resulting from development of the product, (b) the likelihood that concentrated scientific dialogue will facilitate the availability of a promising novel therapy, and (c) the applicant’s demonstration of commitment to product development as evidenced by a thorough consideration of the rationale for participation in CMA Pilot 2.  Participation in the CMA Pilot 2 program does not in any way indicate product candidate efficacy or increase the likelihood of regulatory approval of the product candidate.

Hatch-Waxman Act

The key licensed patent under our agreement with Nippon Shinyaku covers Prulifloxacin for treating bacterial infections in humans and animals.  This patent will expire in February 2009.  We plan to apply to extend the term of this key patent under the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, which allows patent term extension of a maximum of five years, if certain conditions are met.

Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat infectious disease.  Many of these companies have significantly greater financial, manufacturing, marketing and product development resources than us.  Additionally, many of these companies have substantially greater experience developing, manufacturing and commercializing drugs which may allow them to bring their products to market quicker than we can.  Several pharmaceutical and biotechnology companies have already established themselves in the markets for the treatment of CDAD and/or infectious diarrhea and many additional companies are currently developing products for the treatment of CDAD and/or infectious diarrhea, which we expect will compete with Difimicin and Prulifloxacin.  Potentially significant competitors to Difimicin and Prulifloxacin, both currently marketed and in clinical development, include the following:

Product	Stage of Development	Company
Difimicin Competitors
Metronidazole	Marketed	Pfizer, Sanofi-Aventis and generics
Oral Vancomycin	Marketed	Viropharma and generics
Tolevamer™	Phase 3	Genzyme
Rifaximin	Phase 3	Salix and generics
Ramoplanin	Phase 2 completed	Oscient
Nitazoxanide	Phase 3	Romark

CD Vaccine	Phase 1	Acambis
Prulifloxacin Competitors
Ciprofloxacin	Marketed	Bayer and generics
Azithromycin	Marketed	Pfizer
Rifaximin	Marketed	Salix and generics
TMP/SMX	Marketed	Roche and generics
Doxycycline	Marketed	Pfizer and generics
Dukoral™	Marketed	Novartis
ETEC Vaccine	Phase 2	Iomai

Research and Development

Our research and development efforts are primarily focused on developing Difimicin and Prulifloxacin and our other product candidates.  Our research and development expense was approximately $10.5 million, $7.0 million and $8.6 million in years 2006, 2005 and 2004, respectively.

Employees

As of March 15, 2007, we employed 39 persons, 17 of whom hold Ph.D., M.D. or DVM degrees.  Fourteen employees were engaged in discovery research, eight in clinical research and regulatory affairs, four in commercial and corporate development and 13 in support administration, including finance, information systems, facilities and human resources.  None of our employees is subject to a collective bargaining agreement.  We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are a company with limited sources of revenue, and we are largely dependent on the success of our lead product candidate Difimicin and, to a lesser degree, our other lead product candidate Prulifloxacin.

We are a biopharmaceutical company with no products approved for commercial sale and, to date, we have not generated any revenues from product sales.  Our ability to generate future revenues depends heavily on our success in:

•                  developing and securing U.S. and/or foreign regulatory approvals for Difimicin and Prulifloxacin and, to a lesser extent, other product candidates;

•                  commercializing any product candidates for which we receive approval from the FDA; and

•                  generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

Our product candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We have not submitted an NDA, or received marketing approval for either Difimicin or Prulifloxacin, and we cannot be certain that either of these product candidates will be successful in clinical trials or receive regulatory approval.  If we do not receive regulatory approval for and successfully commercialize Difimicin and Prulifloxacin, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

We believe our initial success will be more dependent on Difimicin than Prulifloxacin, because we believe that our market for the treatment of Clostridium difficile-associated diarrhea, or CDAD, is larger than our market for the treatment of infectious diarrhea.  Even if we successfully obtain regulatory approval to market Difimicin or Prulifloxacin, our revenues for either drug candidate are dependent upon the size of the markets in the territories for which we have commercial rights.  If the markets for the treatment of CDAD or infectious diarrhea are not as significant as we estimate, our business and prospects will be harmed.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998.  As of December 31, 2006, we had an accumulated deficit of approximately $51.6 million.  We have generated no revenues from product sales to date.  We have funded our operations to date from the sale of approximately $118.9 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We intend to use the net proceeds from our initial public offering for the clinical trials and other research and development activities of Difimicin and Prulifloxacin; to fund commercialization activities, including conducting pre-launch preparations;  to fund working capital and general corporate purposes; and potential in-licenses and acquisitions of products or product candidates.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of Difimicin, Prulifloxacin and other product candidates, or continue our other research and development programs.

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to:

•                  complete the clinical development of Difimicin and Prulifloxacin;

•                  license or acquire additional product candidates;

•                  launch and commercialize any product candidates for which we receive regulatory approval, including building our own sales force to address certain markets; and

•                  continue our research and development programs to advance our product pipeline.

We will require additional capital to complete the development and commercialization of our current lead product candidates Difimicin and Prulifloxacin.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

•                  seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•                  relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Any of the above events could significantly harm our business and prospects and could cause our stock price to decline.

We do not currently have sufficient resources to develop and commercialize Difimicin on our own. If we are unable to find a collaboration partner or are unable to effectively collaborate with one or more partners for the development and commercialization of Difimicin, we will not generate sufficient revenues from sales of Difimicin and our business will be materially harmed.

We currently plan to build our own marketing and sales force for Difimicin and Prulifloxacin in the United States.  However, we may also seek one or more partners for the commercialization of Difimicin.  We cannot be certain that we would be successful in attracting any such partners, due to our continuing obligations to pay royalties to Par, other terms of the prospective buy-back agreement or other factors.  If we were not able to find appropriate partners for the continued development and commercialization of Difimicin, we would either have to delay these initiatives, or raise significant additional funds to develop clinical and commercialization capabilities internally.  In either case, our business and prospects would be harmed.

We are subject to a number of additional risks associated with our dependence on collaborations with third parties.  Conflicts may arise between us and collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration.  If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests.  Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of Difimicin, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

•                  reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement or agreement;

•                  uncertainties regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations and commercializing such rights;

•                  actions taken by a collaborator inside or outside our collaboration which could negatively impact our rights or benefits under our collaboration; or

•                  unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities.

In addition, a collaborator may shift its research, development, manufacturing and commercialization resources to other product opportunities including those that might be competitive with Difimicin.

We or a future collaborator could also fail to manage effectively the manufacturing relationship with Biocon. Biocon, is the manufacturer and the supplier of API for Difimicin and is located in India. As such, Biocon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current good manufacturing practices regulations, or cGMP, and similar foreign standards.  We or a future collaborator could fail to monitor Biocon’s compliance with these regulations and standards and Biocon’s failure to comply could result in a temporary or permanent shutdown of Biocon’s manufacturing operations, which would interrupt clinical and/or commercial supplies of Difimicin.  In such event, we or our collaborator would be required to find and qualify an alternative supply of Difimicin, which might not be available in the necessary quantities or on suitable terms for our clinical or commercial needs.  Any alternative manufacturer would be required to be approved by the FDA and other regulatory authorities.  In addition, the search for an alternative supply of Difimicin could be time consuming, causing distraction on the part of our management team and potential delay of clinical trials, regulatory approvals or subsequent commercial sales of Difimicin.

If we cannot commercialize Difimicin, we will have to rely solely on Prulifloxacin and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially and adversely harmed.  If either we or Par do not perform or devote sufficient resources to our respective obligations under the buy-back agreement, or if we and Par do not work effectively together, Difimicin may not be successfully approved and commercialized.  For example, through the transition period ending on April 30, 2007, Par is providing technical support and transferring technology to us for regulatory filings, manufacturing, and commercialization of Difimicin.  Subsequent to the transition period, we may request Par to provide support in areas such as manufacturing, regulatory and patent filings.  We may need to establish an alternative collaboration and we may not be able to do so on acceptable terms or at all.

If we are unable to obtain FDA approval of our product candidates, we will not be able to commercialize them in the United States.

We need FDA approval prior to marketing our product candidates in the United States.  If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States, which will significantly impair our ability to generate any revenues.

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain.  To receive approval, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication for which approval is sought.  Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product.  We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.  Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use.  In such event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates.  If the FDA does not consider or approve our application, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our applications for approval, which might significantly harm our business and prospects.

Even if we do receive regulatory approval to market a product candidate, any such approval may be subject to limitations on the indicated uses for which we may market the product.  It is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us or our collaborators to commence product sales.  Moreover, recent events, including complications arising from FDA-approved drugs such as Vioxx and Ketek, have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals.  This increased scrutiny by regulatory authorities may result in significant delays in obtaining regulatory approvals, as well as more stringent product labeling and post-marketing testing requirements.  Any delay in obtaining, or an inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability.

Although the FDA has granted Fast Track status to Difimicin and selected it for participation in a CMA Pilot 2 Program, we cannot be certain that we will receive any benefits from these designations or that the designations will expedite regulatory review or approval of Difimicin.  Participation in these programs will not eliminate any phase of clinical development.  Moreover, our participation in the CMA Pilot 2 Program will involve frequent scientific discussions and other interactions with the staff of the FDA during the investigational new drug phase of our development of Difimicin.  These frequent discussions could subject Difimicin to a greater level of scrutiny than it might otherwise have received or require us to make more frequent submissions and endure other burdens that would have been avoided if we had not participated in the program.  Therefore, despite any potential benefits of Difimicin’s Fast Track and CMA Pilot 2 Program designations, significant uncertainty remains regarding the clinical development and regulatory approval process for Difimicin.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  The time required to obtain approval by the FDA and similar foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials, depending upon numerous factors.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change.  We have not obtained regulatory approval for any product candidate.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•                  the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  we may be unable to demonstrate that a product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application or other submission or to obtain regulatory approval in the United States or elsewhere;

•                  the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators contract for clinical and commercial supplies; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials of our product candidates.  Difimicin is currently in a Phase 3 clinical trial for the treatment of CDAD.  We anticipate receiving data from this trial in the fourth quarter of 2007.  We plan to initiate a second Phase 3 pivotal trial of the same design in the first half of 2007 and anticipate receiving data from this trial in the first half of 2008.  If both trials are successful, we intend to file an NDA in the second half of 2008. In addition, we and third parties such as independent investigators at Oxford University are currently planning to conduct clinical and proof-of-concept clinical trials for other indications of Difimicin.  Prulifloxacin is in two Phase 3 trials for the treatment of travelers’ diarrhea.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to NDA submission to compare Prulifloxacin to ciprofloxacin.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in clinical sites dropping out of a trial, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.  Several of our principal investigators have stated that the enrollment rate in the clinical trials for Difimicin has been less than projected.  Our original projections were based on enrollment rates for our Phase 2a trial of Difimicin.  The enrollment rate for our Phase 2b trial of Difimicin was approximately half of our original projections.  We have now added additional sites and expect to be able to continue to add additional sites in order to enroll the appropriate number of patients for these trials.  As a result of the lower than expected enrollment rates, we transitioned our Phase 3 trial in the first quarter of 2007 as opposed to the fourth quarter of 2006 as was originally scheduled. If we continue to experience lower than expected enrollment in the trials, the trials may not be completed as currently scheduled and we will incur delays in obtaining regulatory approval as well as additional significant expenses.  Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing antibiotics that have established safety and efficacy profiles or with administering placebo to patients in our placebo-controlled trials.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  In addition, our Prulifloxacin product candidate treats bacterial infections which tend to peak during high travel seasons.  As a result, during certain times of the year, it is more difficult to enroll patients in our trials for Prulifloxacin.  If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed.  In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may harm our business, financial condition and prospects significantly.

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In previous clinical trials of Difimicin, certain patients experienced non-drug related adverse events.  Patients treated with Prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  Our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects.  In such event, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may harm our business and prospects significantly.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs, such as Advanced Biologics, LLC, or Advanced Biologics, to provide monitors for and to manage data for our on-going clinical programs.

We and the CROs conducting clinical trials for our product candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs conducting clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.  We cannot assure you that, upon inspection, the FDA will determine that any clinical trials of our product candidates comply with GCPs.  In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would be costly and delay the regulatory approval process and commercialization of our product candidates.

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach.  In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  Advanced Biologics has been heavily involved in the clinical development and regulatory approval process for our lead product candidates and possesses significant experience with the regulatory process.  We substantially rely on Advanced Biologics to conduct the clinical trials for Difimicin and Prulifloxacin.  Advanced Biologics has also subcontracted with other third-party CRO’s for various aspects of the clinical trials.  If any relationships with Advanced Biologics or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that Advanced Biologics has with government agencies.  In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If we fail to gain and maintain approval from regulatory authorities in international markets for Difimicin and any future product candidates for which we have rights in international markets, our market opportunities will be limited.

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidate in those countries.  This is important for the commercialization of Difimicin for which we currently have exclusive worldwide marketing rights.  Approval in one jurisdiction does not ensure approval in any other jurisdictions.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  Other than Prulifloxacin, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates is approved for sale in any international market for which we have rights, and we do not have experience in obtaining regulatory approval in international markets.  If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

We currently have no marketing and sales organization and have no experience in marketing drug products.  If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We currently do not have a sales organization for the marketing, sales and distribution of pharmaceutical products.  In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We plan to build our own marketing and sales force to commercialize Difimicin in our core markets and will seek third-party partners in our non-core markets.  We own exclusive rights to commercialize Prulifloxacin in the United States, and we contemplate establishing our own sales force or seeking third-party partners to sell Prulifloxacin in the United States.  The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  To the extent we rely on third parties to commercialize our products, if any, we will receive less revenues than if we commercialized these products ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We may not be able to adequately build our own marketing and sales capabilities or enter into acceptable agreements to market and commercialize Difimicin successfully in international markets.

If appropriate regulatory approvals are obtained, we intend to commercialize Difimicin in international markets by building our own marketing and sales force and through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing Difimicin on our own.  We also plan to develop our own marketing and sales force.  We anticipate marketing Difimicin in a number of countries in Europe and Latin America to hospital-based and long-term care physicians, including gastroenterologists, infectious disease specialists and internists.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we are unable to develop an effective international sales force and fail to enter into collaboration arrangements for our products, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to Difimicin and Xifaxan® with respect to Prulifloxacin, and generic antibiotics such as metronidazole and vancomycin with respect to Difimicin and ciprofloxacin with respect to Prulifloxacin.  In addition, we anticipate that Difimicin will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD, such as Tolevamer™, a toxin absorber being developed by Genzyme Corporation, and Xifaxan®, an antibiotic being developed by Salix Pharmaceuticals, Ltd.  Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We anticipate that, if approved, Difimicin and Prulifloxacin will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, Difimicin, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole.  Difimicin currently faces generic oral vancomycin competition in Europe and may face competition from generic oral vancomycin in the United States in 2008.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole is sold at such a low price, we believe it will be difficult to sell Difimicin as a first-line therapy for the treatment of CDAD.  If we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to Difimicin, Prulifloxacin or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including Difimicin and Prulifloxacin.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or neglect to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.

We outsource all manufacturing of clinical trial supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers.  We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

Our ability to develop and commercialize Difimicin and Prulifloxacin and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  We have not yet manufactured commercial batches of Difimicin, Prulifloxacin or any of our other product candidates.  Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Such difficulties could result in delays in clinical trials, regulatory submissions, or commercialization of our product candidates.  The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms, would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Once a product candidate is approved and being marketed, such difficulties could also result in the later recall or withdrawal of the product from the market.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may take a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with current strictly enforced cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We rely on Biocon to manufacture Difimicin drug supplies, and we rely on Nippon Shinyaku, which contracts with Juzen Chemical Corporation, or Juzen, and Angelini ACRAF/SpA, or Angelini, to manufacture Prulifloxacin drug supplies.  The manufacturing facilities of Biocon and Juzen have been inspected and approved by the FDA for other companies’ drug products; however, neither Biocon’s nor Juzen’s facilities have yet been approved for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen and Angelini, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would harm our business and prospects significantly.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.

None of our product candidates has been commercialized for any indication in territories for which we have rights.  Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of Difimicin, Prulifloxacin and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

•                  the clinical indications for which the product candidate is approved;

•                  acceptance by physicians and patients of each product candidate as a safe and effective treatment;

•                  perceived advantages over alternative treatments;

•                  the cost of treatment in relation to alternative treatments, including numerous generic antibiotics;

•                  the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;

•                  the extent to which bacteria develop resistance to the product candidate, thereby limiting its efficacy in treating or managing infections;

•                  whether the product candidate is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•                  the availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors;

•                  limitations or warnings contained in a product’s FDA-approved labeling;

•                  relative convenience and ease of administration; and

•                  prevalence and severity of adverse side effects.

Because Difimicin is a differentiated antibiotic for the treatment of CDAD, it may encounter additional hurdles to market acceptance by physicians, who may be skeptical about its clinical benefits or healthcare payors who may resist reimbursing a premium-priced therapeutic particularly in light of the availability of generic alternatives.

We plan to target our marketing of Prulifloxacin primarily to high-prescribing physicians of antibiotics for travelers’ diarrhea, including those at travel clinics.  Because of the number of these physicians in the United States, we will be required to expend significant time and resources to obtain broad market acceptance of Prulifloxacin among these physicians.  We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own.  As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Prulifloxacin.  In addition, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections, or UTIs and RTIs, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located.  We have rights to Prulifloxacin only in the United States.  These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to Difimicin and Prulifloxacin.  As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us.

Any product candidate we identify may require additional development efforts prior to commercial sale, including pre-clinical studies, extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities.  All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities.  In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

A significant portion of the research that we are conducting involves new and unproven technologies.  Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates.  Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we are unable to develop suitable potential product candidates through internal research programs or by obtaining rights to novel therapeutics from third parties, our business and prospects will suffer.

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow Difimicin and Prulifloxacin, and our business prospects would be harmed significantly.

Our future growth depends on our ability to identify and acquire or in-license products.  If we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

We in-licensed the U.S. rights to Prulifloxacin from Nippon Shinyaku who, along with Meiji-Seika Kaisha Ltd., conducted the initial development of this product candidate.  An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit for our business.  Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  higher than expected acquisition and integration costs;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure.  In particular, we may compete with larger pharmaceutical companies and other competitors in our efforts to establish new collaborations and in-licensing opportunities.  These competitors likely will have access to greater financial resources than us and may have greater expertise in identifying and evaluating new opportunities.  Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.

If we do not find collaborators for our future product candidates, we may be required to reduce or delay our rate of product development and commercialization and/or increase our expenditures.

Our strategy to develop and commercialize our product candidates in pre-clinical studies or early clinical trials includes entering into relationships with pharmaceutical or biotechnology companies to advance our programs.  We may not be able to negotiate collaborations with these partners on acceptable terms.  If we are not able to establish collaborative arrangements, we may be required to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense.

If we are able to identify and reach agreement with collaborators for our product candidates, those relationships will also be subject to a number of risks, including:

•                  collaborators may not pursue further development and commercialization of product candidates resulting from our collaboration or may elect not to renew research and development programs;

•                  collaborators may delay clinical trials, underfund a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct additional clinical trials or require the development of a new formulation of a product candidate for clinical testing;

•                  a collaborator with marketing and distribution rights to one or more of our products may not commit sufficient resources to the marketing and distribution of our products, limiting our potential revenues from the commercialization of these products; and

•                  disputes may arise delaying or terminating the research, development or commercialization of our product candidates, or result in significant litigation or arbitration.

Even if we successfully establish collaborations or commercial agreements, these relationships may never result in the successfully development or commercialization of any product candidates or the generation of sales or royalty revenues.

Our ability to pursue the development and commercialization of Prulifloxacin, our other product candidates and our future product candidates depends upon the continuation of our licenses from third parties.

Our license agreement with Nippon Shinyaku provides us with an exclusive license to develop and commercialize Prulifloxacin for any indication in the United States, with a right to sublicense to third parties.  In the event Nippon Shinyaku is not able to supply us with Prulifloxacin, the license agreement provides us with a non-exclusive, worldwide right and license to manufacture or have Prulifloxacin manufactured for us.  Either we or Nippon Shinyaku may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice.  In addition, we are entitled to terminate the agreement in the event that the FDA compels us to cease sales of Prulifloxacin in the United States.  If our license agreement with Nippon Shinyaku terminates, we will lose our rights to develop, manufacture and commercialize Prulifloxacin and our potential revenues would be limited.  Similarly, if our agreement with The Scripps Research Institute, or TSRI, for the license of our OPopS technology is terminated, we will not be able to further develop future product candidates using our OPopS technology.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk if product candidates are introduced commercially.  An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

•                  decreased demand for our product candidates;

•                  injury to our reputation;

•                  termination of clinical trial sites or entire clinical trial programs;

•                  withdrawal of clinical trial participants;

•                  significant litigation costs;

•                  substantial monetary awards to or costly settlement with patients;

•                  product recalls;

•                  loss of revenues; and

•                  the inability to commercialize our product candidates.

We may become dependent upon consumer perceptions of us and the safety and quality of our product candidates.  We could be adversely affected if we or our product candidates are subject to negative publicity.  We could also be adversely affected if any of our potential products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to consumers.  Also, because of our dependence upon consumer perceptions, any adverse publicity associated with illness or other adverse effects resulting from consumers’ use or misuse of our potential products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We have global clinical trial liability insurance that covers our clinical trials up to a $6.0 million annual aggregate limit.  Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us.  We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for our product candidates, which would increase our insurance premiums.  Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing significant regulatory obligations and oversight.

Even if we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities will likely impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for potentially costly post-approval studies.  In addition, following any regulatory approval of our product candidates, we and our collaborators will be subject to continuing regulatory obligations, such as requirements for storage, recordkeeping and safety reporting, and additional post-marketing obligations, including regulatory oversight of the labeling, packaging, promotion and marketing of our products.  If we or our collaborators become aware of previously unknown problems with any of our product candidates here or overseas or at our third-party manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our third-party manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our third-party manufacturers’ facilities, or withdraw the product from the market.  In addition, we or our collaborators may experience a significant drop in the sales of the affected products and our product revenues will be reduced, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits.  Moreover, if we or our collaborators or third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to civil or criminal fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, costly new manufacturing requirements and criminal prosecution.  Any of these events could harm or prevent sales of the affected products and reduce our related revenues or could substantially increase the costs and expenses of commercializing and marketing these products, which would significantly harm our business, financial condition and prospects.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Michael N. Chang, Ph.D., our President and Chief Executive Officer, Tessie M. Che, Ph.D., our Senior Vice President, Corporate Affairs, Youe-Kong Shue, Ph.D., our Vice President, Clinical Development, and Kevin P. Poulos, our Vice President, Marketing and Sales.  The loss of services of any of Dr. Chang, Dr. Che, Dr. Shue or Mr. Poulos or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

We will need to hire additional personnel as we expand our clinical development and commercial activities.  We may not be able to attract or retain qualified management and scientific personnel on acceptable terms in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area.  If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy.  In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements, and our business and prospects may be harmed as a result.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 39 employees as of March 15, 2007.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

•                  manage our development efforts effectively;

•                  manage our current clinical trials for Difimicin and Prulifloxacin effectively;

•                  integrate additional management, administrative and manufacturing personnel;

•                  build a marketing and sales organization; and

•                  maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks, and accordingly, may not achieve our research, development and commercialization goals.  Our failure to accomplish any of these goals could harm our financial results and prospects.

Third-party payor coverage and reimbursement may be insufficient or unavailable altogether for our product candidates, which could diminish our sales or affect our ability to sell our products profitably.

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures.  Government third-party payors, such as the Medicare and Medicaid programs, and private payors, including health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels for these drugs.  Because third-party payors increasingly are challenging prices charged and the cost-effectiveness of medical products, significant uncertainty exists as to the ability of our product candidates to receive adequate coverage and reimbursement.  We cannot be sure that third-party payors will place our product candidates on approved formularies or that reimbursement will be available in whole or in part for any of our product candidates.  Also, we cannot be sure that insufficient reimbursement amounts will not reduce the demand for, or the price of, our products.

Many healthcare providers, such as hospitals, receive a fixed reimbursement amount per procedure or other treatment therapy, and these amounts are not necessarily based on the actual costs incurred.  As a result, these healthcare providers may choose only the least expensive therapies regardless of efficacy.  We cannot guarantee that our product candidates will be the least expensive alternative and thus providers may decide not to use them or buy them for treatment.

We have not commenced efforts to have our product candidates reimbursed by government or third-party payors.  If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products successfully or at all, which would harm our business and prospects.

Recent proposed legislation may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition.

We may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products.  The Medicare Modernization Act of 2003, or MMA, contains provisions that may change U.S. importation laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls.  These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue.  The Secretary of Health and Human Services has not yet announced any plans to make the required certification.  Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies.  For example, Pub. L. No. 109-295, which was signed into law on October 4, 2006 and provides appropriations for the Department of Homeland Security for fiscal year 2007, expressly prohibits the U.S. Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act.  Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.  The importation of foreign products that compete with our own product candidates could negatively impact our business and prospects.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell our product candidates profitably.

In both the United States and certain foreign jurisdictions, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.  In particular, the MMA added an outpatient prescription drug benefit to Medicare, publicly funded health insurance program in the United States generally for the elderly and disabled, which became effective on January 1, 2006.  Drug benefits under this new benefit are administered through private plans that negotiate price concessions from pharmaceutical manufacturers.  We cannot be certain that Difimicin and Prulifloxacin or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors.

The MMA also changed the formula for determining payment for certain drugs, which include drugs provided in physician offices and other outpatient settings.  Further, with respect to the Medicaid program, the Deficit Reduction Act of 2005 made changes to certain formulas used to calculate pharmacy reimbursement under Medicaid, the health insurance program in the United States generally for individuals and families with low incomes and resources, that are scheduled to go into effect on January 1, 2007.  These changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If Difimicin and Prulifloxacin or other current or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of legislative proposals and the trend towards managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for Difimicin and Prulifloxacin.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

We must comply with federal and state “fraud and abuse” laws, and, if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws.  Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations.  We believe that our operations are in material compliance with such laws.  However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.  In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ activities and, to a lesser extent, our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds.  We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  We currently have insurance coverage in the amount of approximately $250,000 for damage claims arising from contamination on our property.  These amounts may not be sufficient to adequately protect us from liability for damage claims relating to contamination.  If we are subject to liability exceeding our insurance coverage amounts, our business and prospects would be harmed.  In the event of an accident, state or federal authorities may also curtail our use of these materials and interrupt our business operations.

Our business and operations would suffer in the event of computer, telecommunications or other system failure.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.  For example, the loss of clinical trial information from completed or ongoing clinical trials for Difimicin or Prulifloxacin, which is maintained by our third-party CRO, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, including those from generic drug manufacturers.  Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States.  The biotechnology patent situation outside the United States is even more uncertain.  Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.  Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, our patents or in third-party patents.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•                  others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our pending patent applications or licensed patents, or for which we are not licensed under our license agreements;

•                  others may be able to make competing pharmaceutical formulations containing our product candidates or components of our product formulations but that are not covered by the claims of our licensed patents, or for which we are not licensed under our license agreements;

•                  we or our licensors might not have been the first to make the inventions covered by our pending patent applications or the pending patent applications and issued patents of our licensors;

•                  we or our licensors might not have been the first to file patent applications for these inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  it is possible that our pending patent applications or our licensed patent applications will not result in issued patents;

•                  our pending patent applications or the pending patent applications and issued patents of our licensors may not provide us with any competitive advantages, may be designed around by our competitors, including generic drug companies, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•                  we may not develop additional proprietary technologies that are patentable; or

•                  the patents of others may have an adverse effect on our business.

In addition, to the extent we are unable to obtain and maintain patent protection for one of our lead product candidates or in the event such patent protection expires, it may no longer be cost effective to extend our portfolio by pursuing additional development of a product candidate for follow-on indications.  While we have filed patent applications for Difimicin with respect to formulations and manufacturing processes, we do not yet have any issued patents for Difimicin.  Even if these patent applications become issued patents, our competitors, including generic drug companies, may be able to design around our manufacturing processes and formulations for Difimicin.  As a result, our competitors may be able to develop competing products more effectively or less expensively.  In addition, although we have patent protection on the use and formulations of Difimicin, patent protection may not be available on the active ingredient of Difimicin without regard to formulation.  As a result, our competitors, including generic drug companies, may be able to design more effective or less costly formulations of the active ingredient of Difimicin.  In addition, assuming our clinical trials are successful and completed in a timely manner, we plan to launch Prulifloxacin for the treatment of infectious diarrhea no earlier than late 2008.  However, the patent covering Prulifloxacin is scheduled to expire in February 2009, and due to this short remaining patent life we may be forced to abandon plans to pursue development and approval of Prulifloxacin for any indications, including infectious diarrhea. Although we also currently plan to apply for an extension of this patent term until 2014, we cannot assure you that the PTO will grant the extension for the full additional five years, or at all.  In either event, our business and prospects would be harmed significantly.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku, SKI, TSRI and Cempra are responsible for the maintenance of patents and prosecution of patent applications relating to Prulifloxacin, OPT-822/OPT-821 combination therapy, our OPopS technology, and OPT-1068 and OPT-1273, respectively.  We are also dependent on Par to provide technical support for patent applications relating to Difimicin.  If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be harmed significantly.

Under our agreement with Nippon Shinyaku, in the event Nippon Shinyaku fails to take all steps necessary to seek extension of the patents licensed to us in the United States 180 days after we request such action be taken, then we have the right to take all necessary actions to extend the licensed patents.  Our agreements with Par, SKI, TSRI and Cempra do not have explicit provisions regarding our rights to take necessary action with respect to maintenance of patents and prosecution of patent applications nor do such agreements provide us with any legal recourse in the event such parties do not so maintain and/or prosecute.  If any of these parties fails to adequately maintain patents and prosecute patent applications relating to technology licensed to or from us, we may be required to take further action on our own to protect this technology.  However, we may not be successful in maintaining such patents or prosecuting such patent applications and if so, our business and prospects would be harmed significantly.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors.  Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we or our licensors fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may incur substantial costs as a result of litigation or other proceedings relating to our patent, trademark and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.

If we choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party.  These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents.  There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making, using or selling our product candidates.  These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel.  There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents.  In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.  We have indemnified our commercial partners against patent infringement claims and thus would be responsible for any of their costs associated with such claims and actions.  The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use.  The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform.  If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this.  Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Although we have conducted searches of third-party patents with respect to Difimicin and Prulifloxacin, these searches may not have identified all third-party patents relevant to those products and we have not conducted an extensive search of patents issued to third parties with respect to our other product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer” and “Optimer Pharmaceuticals,” we are aware that the name “Optimer” has been registered as a trademark with the PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.  Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours.  Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies.  If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the PTO, to determine priority of invention in the United States.  The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to the Securities Market and Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

Before our initial public offering in February 2007, there has not been a public market for our common stock.  We cannot assure you that an active trading market will exist for our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                  announcement of FDA or comparable foreign regulatory agency approval or non-approval of our product candidates, or specific label indications for their use, or delays in the FDA or comparable foreign regulatory agency review process;

•                  actions taken by the FDA or other regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or marketing and sales activities;

•                  changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•                  the success of our development efforts and clinical trials, particularly with respect to Difimicin and Prulifloxacin;

•                  announcements by our collaborators with respect to clinical trial results and communications from the FDA or comparable foreign regulatory agencies;

•                  the success of our efforts to acquire or in-license additional products or product candidates;

•                  developments concerning our collaborations and partnerships, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•                  actual or anticipated variations in our quarterly operating results;

•                  announcements of technological innovations by us, our collaborators or our competitors;

•                  new products or services introduced or announced by us or our commercialization partners, or our competitors and the timing of these introductions or announcements;

•                  third-party coverage or reimbursement policies;

•                  actual or anticipated changes in earnings estimates or recommendations by securities analysts;

•                  conditions or trends in the biotechnology and biopharmaceutical industries;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors;

•                  changes in the market valuations of similar companies;

•                  sales of common stock or other securities by us or our stockholders in the future;

•                  additions or departures of key scientific or management personnel;

•                  disputes or other developments relating to intellectual property, proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•                  trading volume of our common stock.

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have experienced extreme price and volume fluctuations that have often been unrelated and/or disproportionate to the operating performance of those companies.  These broad market and industry factors may significantly harm the market price of our common stock, regardless of our operating performance.  In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies.  Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could significantly harm our business, financial condition and prospects.

Future sales of our common stock in the public market could cause our stock price to decline.

Persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that they will be able to sell in the public market following the expiration of the 180-day lock-up agreements entered into in connection with our recent initial public offering. Significant portions of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreement. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently beneficially own approximately 22.8% of our common stock.  Accordingly, these stockholders will likely be able to influence the composition of our board of directors, influence the approval of all matters requiring stockholder approval and continue to have significant influence over our operations.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market value of our common stock to decline.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  Until we are able to implement comprehensive accounting policies and procedures, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with existing or new reporting requirements.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, or Nasdaq, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  We currently have three employees dedicated full-time and one employee dedicated part-time to accounting and finance matters.  We currently contemplate hiring at least one more full-time employee in the accounting and finance department to assist in ensuring we have effective internal controls over financial reporting and disclosure controls and procedures.  We also hire consultants from time to time to address these matters.  If we are unable to hire adequate accounting and finance personnel, we may not be able to meet our public company reporting and governance obligations, including those set forth under the Sarbanes-Oxley Act.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, or remove our current management.  These provisions include:

•                  a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•                  authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•                  limiting the removal of directors by the stockholders;

•                  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•                  a requirement of approval of not less than 66 2/3% of all outstanding shares of our capital stock entitled to vote to amend any bylaws by stockholder action, or to amend specific provisions of our certificate of incorporation;

•                  eliminating the ability of stockholders to call a special meeting of stockholders; and

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.  In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of our outstanding voting stock for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors.  This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.  Such a delay or prevention of a change of control transaction could cause the market price of our stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities currently consist of approximately 18,000 square feet of space, approximately 65% of which is laboratory space and approximately 35% of which is office space, located at our corporate headquarters in San Diego, California.  The current facilities are leased through November 2011, with an option to lease additional space and two options to extend the term for an additional five years each through November 2021.  We believe these facilities are adequate to meet our current needs and that additional space will be available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the Nasdaq Global Market on February 9, 2007 under the symbol “OPTR.” Prior to such time, there was no public market for our common stock.

The closing price for our common stock as reported by the Nasdaq Global Market on March 15, 2007 was $9.90 per share.

As of March 15, 2007, there were approximately 156 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, we sold an aggregate of 290,240 shares of our common stock and 6,666 shares of our Series D Preferred Stock.  279,147 shares of common stock were sold to service providers pursuant to their exercise of outstanding options issued under our 1998 stock plan.  The exercise price per share of such issuances ranged from approximately $0.22 to $2.17.  The shares were issued under Rule 701 of the Securities Act of 1933.  The remaining 11,076 shares of common stock were issued pursuant to an exercise of an outstanding warrant at an exercise price of $1.08.  The 6,666 shares of Series D Preferred Stock were issued pursuant to the exercise of an outstanding warrant at an exercise price per share of $7.80.  All shares we issued pursuant to the exercise of outstanding warrants during the fiscal year ended December 31, 2006 were issued under Regulation D of the Securities Act of 1933.

Use of Proceeds from the Sale of Registered Securities

On February 8, 2007, our registration statement on Form S-1 (Registration No. 333-138555) was declared effective for our initial public offering.  On February 14, 2007, we sold 7,000,000 shares of our common stock at $7.00 per share in connection with the closing of our initial public offering for a total of $49.0 million in gross proceeds.  Piper Jaffray & Co. and Jefferies & Company, Inc. acted as joint book-running managers.  JMP Securities LLC and Rodman & Renshaw, LLC acted as co-managers for the offering.

In connection with the initial public offering, we incurred approximately $3.4 million in underwriting discounts and expenses and approximately $2.0 million for all other costs and expenses payable by us in connection with the sale of our common stock pursuant to our initial public offering.

We initially invested the approximately $43.6 million in net proceeds we received pursuant to our initial public offering in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or guaranteed obligations of the United States government.  On February 26, 2007, we used $20.0 million of the proceeds to repurchase Par’s rights to develop and commercialize Difimicin.  We intend to use the remaining approximately $23.6 million of net proceeds from our initial public offering for the clinical trials and other research and development activities of Difimicin and Prulifloxacin; to fund commercialization activities, including conducting pre-launch preparations;  to fund working capital and general corporate purposes; and potential in-licenses and acquisitions of products or product candidates, all as more fully described in the “Use of Proceeds” section of the final prospectus for our initial public offering.  There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.

On February 20, 2007, the underwriters exercised in full their over-allotment option and purchased an additional 1,050,000 shares of our common stock from a selling stockholder.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of fiscal year ended December 31, 2006.

Item 6.  Selected Consolidated Financial Data

You should read the following selected consolidated financial and operating information for Optimer Pharmaceuticals, Inc. together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004, and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003 and December 31, 2002, and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this report. Historical results for any prior period are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

	Years Ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Collaboration and grant revenues	$933	$2,147	$1,111	$542	$—
Operating expenses:
Research and development	10,481	7,047	8,571	7,910	5,541
General and administrative	3,523	2,782	2,697	2,856	3,140
Total operating expenses	14,004	9,829	11,268	10,766	8,681
Loss from operations	(13,071)	(7,682)	(10,157)	(10,224)	(8,681)
Interest income (expense) and other, net	1,169	237	247	441	936
Net loss	(11,902)	(7,445)	(9,910)	(9,783)	(7,745)
Accretion to redemption amount of redeemable convertible preferred stock	(329)	(223)	(12)	(13)	(12)
Net loss attributable to common stockholders	$(12,231)	$(7,668)	$(9,922)	$(9,796)	$(7,757)
Basic and diluted net loss per share attributable to common stockholders:	$(4.81)	$(3.22)	$(4.76)	$(5.01)	$(4.09)
Weighted average shares outstanding:	2,543	2,383	2,084	1,954	1,897

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,341	$29,880	$1,953	$11,134	$19,277
Working capital	17,990	28,490	1,231	10,349	18,917
Total assets	24,114	32,335	4,903	14,837	24,030
Redeemable convertible preferred stock	65,460	65,078	32,175	32,163	32,151
Accumulated deficit	(51,558)	(39,656)	(32,212)	(22,302)	(12,518)
Total stockholders’ deficit	(46,702)	(35,143)	(28,463)	(18,760)	(8,958)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our “Selected Consolidated Financial Data,” and consolidated financial statements and accompanying notes appearing elsewhere in this report.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  Our initial development efforts address products that treat gastrointestinal infections and related diseases where current therapies have limitations, including diminished efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance.

We currently have two late-stage anti-infective product candidates, Difimicin and Prulifloxacin.  Difimicin, our lead product candidate, is an antibiotic currently in a Phase 3 registration trial for the treatment of CDAD, the most common nosocomial diarrhea.  Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of travelers’ diarrhea.  We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998.  Since inception, we have focused on hiring our management team and initial operating employees and on developing our product candidates, including Difimicin and Prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of December 31, 2006, we had an accumulated deficit of $51.6 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

In connection with our initial public offering, a 1-for-2.1667 reverse stock split of our common stock was authorized by our board of directors and stockholders in January 2007, which has been given retroactive treatment.

Financial Operations Overview

Collaboration and Grant Revenues

We have not generated any revenues from sales of commercial products.  Since inception, we have generated revenues primarily as a result of various collaborations with pharmaceutical and biotechnology companies and grants from government agencies.  We may also periodically recognize as revenues non-refundable payments for achieving certain milestones, during the term of our agreements.

Research and Development Expense

Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates and developing and advancing our drug discovery technology.  Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our CROs and costs associated with non-clinical activities and regulatory approvals.  Our most significant costs are for clinical trials, including payments to vendors such as CROs, investigators, manufacturers of clinical supplies and related consultants.  Our historical research and development expenses have related predominantly to clinical trials of Difimicin and Prulifloxacin, the development of our carbohydrate technology platform, including OPopS, in-licensing fees and general research activities.  We charge all research and development expenses to operations as they are incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.  From inception through December 31, 2006, we incurred total research and development expenses of approximately $42.8 million.

We use our internal research and development resources across several projects, much of which is not allocable to a specific project.  Accordingly, we do not account for all of our internal research and development costs on a project basis.  We use external service providers and vendors to conduct our clinical trials, to manufacture our product candidates to be used in clinical trials and to provide various other research and development related products and services.  These external costs are allocable to a specific project.

External costs are expensed as incurred.  We incurred $4.8 million, $2.8 million and $11.7 million of expenses directly related to the development of Difimicin for the years ended December 31, 2006 and 2005, and cumulatively through December 31, 2006, respectively.  We incurred $2.5 million, $935,000, and $4.7 million of expenses directly related to the development of Prulifloxacin for the years ended December 31, 2006 and 2005, and cumulatively through December 31, 2006, respectively.  All other research and development expenses were for other clinical programs.

We expect our research and development expenses to increase substantially as we expand our clinical trial activities with respect to Difimicin and Prulifloxacin, advance our other product candidates through the development process and invest in additional product opportunities and research programs.  Clinical trials and pre-clinical studies are time-consuming and expensive.  Our expenditures on current and future pre-clinical and clinical development programs are subject to many uncertainties.  We test our product candidates in several pre-clinical studies, and we then conduct clinical trials for those product candidates that we determine to be the most promising.  As we obtain results from clinical trials, we may elect to discontinue or delay trials for some product candidates in order to focus our resources on more promising product candidates.  Completion of clinical trials may take several years and the length of time generally varies substantially according to the type, size of trial and intended use of a product candidate.  The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•                  the number of patients who participate in the trials;

•                  the number of sites included in the trials;

•                  the length of time required to enroll trial participants;

•                  the duration of patient treatment and follow-up;

•                  the costs of producing supplies of the product candidates needed for clinical trials and regulatory submissions; and

•                  the costs, requirements and timing of, and the ability to secure, regulatory approvals.

As a result of the uncertainties discussed above, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.  However, while we do not have specific estimates for the costs of all of our projects, we currently estimate that we will incur external costs of approximately $13.7 million to complete the Phase 3 clinical trials for Difimicin to treat CDAD and approximately $5.6 million to complete the Phase 3 clinical trials for Prulifloxacin to treat infectious diarrhea, including travelers’ diarrhea.

General and Administrative Expense

General and administrative expense consists primarily of compensation, including stock-based, and other expenses related to an allocated portion of facility cost, legal fees and other professional services expenses, our corporate administrative employees and insurance costs.  We anticipate increases in general and administrative expense as we add personnel, comply with the reporting obligations applicable to publicly-held companies and continue to build our corporate infrastructure in support of our continued development of our product candidates and preparation for the potential commercialization of our product candidates.

Interest Income (Expense) and Other, Net

Interest income (expense) and other, net consists of interest earned on our cash, cash equivalents and short-term investments and other-than-temporary declines in the market value of available-for-sale securities and cash and non-cash interest charges related to bridge financings.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2006, we had federal, state and foreign net operating loss carryforwards of approximately $42.6 million, $40.8 million and $1.6 million, respectively.  If not utilized, the net operating loss carryforwards will begin expiring in 2020 for federal purposes and 2012 for state purposes.  The foreign losses originate from our subsidiary in Taiwan.  The losses from our subsidiary in Taiwan expire five years after origination.  As of December 31, 2006, we had both federal and state research and development tax credit carryforwards of approximately $1.6 million and $1.0 million, respectively.  The federal tax credits will begin expiring in 2020 unless previously utilized and the state tax credits carryforward indefinitely.  As of December 31, 2006, we had a state manufacturer’s investment tax credit carryforward of approximately $103,000 which will begin to expire in 2011, unless previously utilized.  Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.  In each period since our inception, we have recorded a valuation allowance for the full amount of our deferred tax asset, as the realization of the deferred tax asset has not met the “more likely than not” threshold required under SFAS 109, Accounting For Income Taxes.  As a result, we have not recorded any federal or state income tax benefit in our statement of operations.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures.  Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 1 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  We apply the revenue recognition criteria outlined in Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21.  In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  Accordingly, these milestone payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a substantive earnings process as described in EITF 00-21.

In connection with certain research collaboration agreements, revenues are recognized from non-refundable upfront fees, which we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement or the period over which we have significant involvement or perform services.  Research fees are recognized as revenue as the related research activities are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.  According to the criteria established by these EITF Issues, in transactions where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

None of the payments that we have received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Accrued Clinical Trial Costs

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including CROs, who conduct many of our research and development activities.  We accrue the costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts.  As actual costs become known, we adjust our accruals.  To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized.  We expect to significantly expand the level of research and development activity to be performed by external service providers and our estimated accruals will be more material to our future operations.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the Black-Scholes method.  We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to December 31, 2005. Under SFAS No. 123(R), we calculate the fair value of stock option grants using the Black-Scholes option-pricing model.  The assumptions used in the Black-Scholes model were 6.1 years for the expected term, 65.8% for the expected volatility, 4.8% for the risk free rate and 0.0% for dividend yield for the year ended December 31, 2006.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions.

The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin, or SAB, No. 107 which was issued in March 2005.  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2006 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

As of December 31, 2006, we had approximately $2.3 million of unrecognized stock-based compensation costs related to non-vested equity awards.  As of December 31, 2006, we had outstanding vested options to purchase 903,753 shares of our common stock and unvested options to purchase 593,192 shares of our common stock.

The fair value of our common stock has historically been established by our board of directors.  We have considered the guidance in the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock for purposes of setting the exercise prices of stock options granted to employees and others.  This guidance emphasizes the importance of the operational development in determining the value of the enterprise.  We are at the early stage of our development, and to date, have been focused on research and development activities.

Our board of directors estimated the fair value of our common stock based upon several factors, including our financial condition, our cash burn rate and an analysis of the possible sources and costs of raising additional capital.  We are at an early stage of development, primarily focused on product development while preparing for the potential commercialization of two late-stage product candidates.  To date, we have been funded primarily by venture capitalists.  Prior to filing the revised protocol for the Phase 2b/3 Difimicin clinical trial in late December 2005, and the FDA’s opening of the Prulifloxacin Investigational New Drug, or IND, application in January 2006, we were considered to be in a stage of development, pursuant to the AICPA guidance where the preferences of the preferred stockholders, in particular the liquidation preferences, are very significant when compared to the value of the company.  For these reasons, our common stock was valued at $1.08 per share.  In April 2006, subsequent to achieving the two clinical development milestones mentioned above but prior to the initiation of the initial public offering process on October 5, 2006, our board of directors allocated additional enterprise value to our common stock and increased the common stock valuation to $2.17 per share.

In connection with the initiation of the public offering process, we retrospectively reassessed the estimated fair value of our common stock as of the dates of the issuance of equity instruments, dating back to June 30, 2005.  We have not historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of issuance of equity awards, we believed our estimates of the fair value of our common stock to be reasonable and consistent with our understanding of how similarly situated companies in our industry were valued.  We determined that the fair value of our common stock was $1.08 per share during the period from June 30, 2005 through January 13, 2006, which was approximately the time when we achieved the clinical development milestones discussed above.  In addition, in reassessing the value of common stock in 2005 and 2006, we considered the price we received in November 2005 for our Series D preferred stock of $7.80 per share, as to which approximately 54% of the proceeds were from new investors that were unrelated parties.  This Series D preferred stock financing was completed at the same price and on other similar terms as the April 2005 Series C financing.  Accordingly, we believe that the value of our common stock also remained constant during the same time period and until January 2006, or the time of achievement of the two clinical development milestones described above.

We believe that after the completion of the two clinical development milestones, the fair value of our common stock increased to $5.37 per share in January 2006 which represents 90% of the value of the Series D preferred stock, on an as-converted basis, after deducting the value of the common stock warrants and assigning no value to the preferences of the Series D preferred stock.  In connection with the preparation of our financial statements necessary for our initial public offering, we reassessed the estimated fair value of our common stock using a market based approach, which considered recently completed initial public offerings by companies with similar market size and in a similar stage of development.  In determining the reassessed fair value of our common stock, we established $11.40 per share as the reassessed fair value at October 5, 2006.  We also then reassessed the estimated fair value of our common stock from January 2006 through October 5, 2006 based on the nature of our operations and the execution of our operating plan.  Based on this assessment, including the fact that subsequent to the two clinical development milestones previously described, there were no other significant scientific or operational milestones during that period.  As such, we ratably increased the estimated fair value of our common stock from $5.37 per share in January 2006 to $11.40 per share at October 5, 2006.  On January 19, 2007, in connection with the execution of the prospective buy-back agreement with Par, pursuant to which we have the right to repurchase Par’s rights to develop and commercialize Difimicin, we reassessed our fair value at that date to be $12.00 per share after consideration of this milestone.  The reassessed fair values may not be reflective of the fair value which would result from the application of other valuations methods, including accepted valuation methods for tax purposes.

Based on our reassessed fair values of our common stock dating back to June 30, 2005, we concluded that the 35,076 stock options granted to employees between July 2005 and December 2005 were at fair value.  We concluded that the stock options granted to employees and consultants in March, May and September of 2006, which were initially determined by our board of directors in good faith to have exercise prices at fair value, were at exercise prices below the reassessed values.  Accordingly, for the 15,692 options granted at $1.08 per share in March 2006; the 600 options granted in May 2006 at $2.17 per share and the 71,999 options granted in September 2006 at $2.17 per share, the reassessed fair values were determined to be $6.72 per share, $8.06 per share and $10.75 per share, respectively.  Furthermore, in July 2006, we granted 251,534 options at $2.17 per share related to hiring two executive officers as well as our annual stock option grants to members of our board of directors.  The reassessed fair values of these July 2006 stock options were determined to be $9.40 per share.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Collaboration and Grant Revenues.  Collaboration and grant revenues decreased to $933,000 for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005.  The decrease of $1.2 million, or 57%, was primarily due to a decrease in revenue from Small Business Innovation Research Program, or SBIR grants, which generated $494,000 in the current year versus $1.1 million in the prior year.  In addition, we terminated the manufacturing supply agreement with Sloan-Kettering Institute for Cancer Research as well as our development and license agreement with a pharmaceutical company.  These two agreements generated an additional $265,000 and $225,000 of revenue, respectively, in the prior year.

Research and Development Expense.  Research and development expense increased to $10.5 million for the year ended December 31, 2006 from $7.0 million for the year ended December 31, 2005.  The increase of $3.4 million, or 49%, was primarily due to costs incurred on our Difimicin Phase 2b/3 and Prulifloxacin Phase 3 clinical trials which we initiated in May 2006 and July 2006, respectively.

General and Administrative Expense.  General and administrative expense increased to $3.5 million for the year ended December 31, 2006 from $2.8 million for the year ended December 31, 2005.  The increase of $741,000 or 27% was primarily due to stock compensation expense of $415,000 recorded in accordance with FAS 123(R) and the forgiveness of a note receivable to an officer of $263,000.

Interest Income and Other, net.  Net interest income and other increased to $1.2 million for the year ended December 31, 2006 from $237,000 for the year ended December 31, 2005, an increase of $932,000 from the prior year.  The increase was primarily due to higher cash and short-term investment balances resulting in an increase in interest income of $663,000, as well as a decrease in interest expense of $239,000 related to the fair value of warrants and the related beneficial conversion feature, in connection with our bridge financing, that was expensed in 2005.

Comparison of Years Ended December 31, 2005 and 2004

Collaboration and Grant Revenues.  Collaboration and grant revenues increased to $2.1 million for the year ended December 31, 2005 from $1.1 million for the year ended December 31, 2004.  The increase of $1.0 million, or 93%, was primarily due to an increase in research grant revenues of $879,000 and an increase in collaboration revenues of $157,000.  In 2005, we received three research grants to support certain antibiotic and osteoarthritis drug candidates.

Research and Development Expense.  Research and development expense decreased to $7.0 million for the year ended December 31, 2005 from $8.6 million for the year ended December 31, 2004.  The decrease of $1.6 million, or 18%, was primarily due to reductions in research and development personnel.

General and Administrative Expense.  General and administrative expense of $2.8 million for the year ended December 31, 2005 was relatively consistent with the $2.7 million of expense for the year ended December 31, 2004.

Interest Income (Expense) and Other, net.  Net interest income (expense) and other of $237,000 for the year ended December 31, 2005 was relatively consistent with the $247,000 for the year ended December 31, 2004.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 15, 2007, we received gross proceeds of approximately $118.9 million from the sale of shares of our preferred and common stock as follows:

•                  in May 2000, we sold a total of 1.6 million shares of Series A preferred stock for proceeds of $3.4 million;

•                  from March 2001 to December 2001, we sold a total of 4.1 million shares of Series B preferred stock for proceeds of $32.2 million;

•                  in April 2005, we sold a total of 1.5 million shares of Series C preferred stock for proceeds of $12.0 million; and

•                  from April 2005 to November 2005, we sold a total of 2.9 million shares of Series D preferred stock for proceeds of $22.3 million.

•                  in February 2007, we sold a total of 7.0 million shares of our common stock in connection with our initial public offering for proceeds of $49.0 million.

We have invested a substantial portion of our available funds in money market funds and government agency securities for which credit loss is not anticipated.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of December 31, 2006, cash, cash equivalents and short-term investments totaled approximately $21.3 million as compared to $29.9 million as of December 31, 2005, a decrease of approximately $8.6 million.  The decrease resulted from $8.5 million of net cash used in operating activities driven primarily by our net loss of $11.9 million, offset by non-cash charges and changes in net operating assets.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates.

In June 2004, we entered into a license agreement with Nippon Shinyaku.  Under the terms of this agreement, we acquired the non-exclusive right to import and purchase Prulifloxacin, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin.  Under this agreement, we paid Nippon Shinyaku an up-front fee in the amount of $1.0 million and will be required to make one future milestone payment in the amount of $1.0 million upon filing, if any, our first NDA in the United States.  Under the agreement, we pay Nippon Shinyaku for certain materials.  If Nippon Shinyaku is unable to supply us with the contracted amount of Prulifloxacin, then Nippon Shinyaku will grant us a non-exclusive, worldwide license to make or have made Prulifloxacin, in which event we will owe Nippon Shinyaku a royalty based on the amount of net sales of Prulifloxacin generated by us and our subsidiaries.  Additionally, we will owe Nippon Shinyaku certain royalties based on the amount of net sales of Prulifloxacin less the amount of Prulifloxacin we buy from Nippon Shinyaku.

In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par exclusively collaborated to develop and commercialize Difimicin.  We had granted to Par an exclusive royalty-bearing license, with the right to sublicense, promote, market, distribute and sell Difimicin in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  We retained all other rights to Difimicin in the rest of the world.  In January 2007, we entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize Difimicin in North America and Israel.

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we have repurchased the rights to develop and commercialize Difimicin in North America and Israel.  We now hold worldwide rights to Difimicin.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of Difimicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of Difimicin in the rest of the world.  In addition, in the event we license our right to market Difimicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to Difimicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.   See “— Collaborations, Commercial and License Agreements and Grants — Par Pharmaceutical, Inc.”

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the progress of our clinical trials, including expenses to support the trials and the milestone payment that may become payable to Nippon Shinyaku;

•                  our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•                  the costs involved in enforcing or defending patent claims or other intellectual property rights;

•                  the costs and timing of regulatory approvals;

•                  the costs of establishing sales or distribution capabilities;

•                  the success of the commercialization of our products; and

•                  the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

We believe that our existing cash and cash equivalents, along with the net proceeds from our initial public offering, will be sufficient to meet our capital requirements for at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in obtaining additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet activities.

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligation	$3,452	$776	$1,367	$1,309	$—

We have contracted with a contract research organization, or CRO, for clinical research services for the Difimicin Phase 3 clinical trials and Prulifloxacin Phase 3 clinical trials.  We have issued purchase orders totaling $24.2 million for these services, $20.4 million of which were issued in 2006.  We can terminate the service agreement at any time upon 60 days’ written notice to the CRO.  We have not included any amounts related to the CRO contract in the table above.

The contractual obligations table does not include (a) a potential future milestone payment in the amount of $1.0 million to Nippon Shinyaku due upon filing our first NDA in the United States for Prulifloxacin, (b) potential future milestone payments to Cempra in the amount of $1.0 million due upon the regulatory approval of each of the first two products we develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, (c) potential future milestone payments to SKI for each product licensed under the SKI agreement as follows: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, (d) potential future milestone payments of up to $14.0 million to TSRI due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval, (e)  a future $5.0 million milestone payment and a potential approximately $1.9 million payment for Difimicin inventory to Par or (f) a potential $3.0 million prepayment to Biocon, subject to future set-offs, from the assignment by Par to us of its supply agreement with Biocon.  We may also be required to pay royalties on any net sales of Prulifloxacin, Difimicin and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

Related Party Transactions

For a description of our related party transactions, see the “Related Party Transactions” in Item 13 of this Form 10-K.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We will adopt this interpretation as required.  We are currently evaluating the requirements of FIN 48; if any, of this interpretation on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  We are currently evaluating the requirements of SFAS 157; if any, on our consolidated financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108.  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB 108 is effective for our fiscal year 2006.  The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for our fiscal year beginning after November 15, 2007. Early adoption is permitted. We have not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of December 31, 2006 consisted primarily of money market funds and government agency securities.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Optimer Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimer Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Optimer Pharmaceuticals, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/  ERNST & YOUNG LLP

San Diego, California

March 26, 2007

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,122,438	$19,943,959
Short-term investments	15,218,860	9,936,498
Research grant and contract receivables	163,502	630,128
Prepaid expenses and other current assets	1,549,062	99,873
Total current assets	23,053,862	30,610,458
Property and equipment, net	744,564	1,149,262
Note receivable from officer	—	262,500
Other assets	315,490	312,596
Total assets	$24,113,916	$32,334,816
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,753,394	$1,600,741
Accrued expenses	3,310,199	519,495
Total current liabilities	5,063,593	2,120,236
Deferred rent	292,384	279,414
Commitments and contingencies	—	—
Redeemable convertible preferred stock, $0.001 par value:
Series B redeemable convertible, 6,461,439 shares authorized; 4,132,736 shares issued and outstanding at December 31, 2006 and 2005, respectively	32,198,929	32,187,024
Series C redeemable convertible, 1,615,359 shares authorized; 1,538,437 shares outstanding at December 31, 2006 and 2005, respectively	11,494,052	11,342,267
Series D redeemable convertible, 3,923,016 shares authorized; 2,861,277 and 2,854,611 shares issued and outstanding at December 31, 2006 and 2005, respectively	21,766,662	21,549,146
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.001, 2,307,656 shares authorized; 1,523,051 and 1,569,204 shares issued and outstanding at December 31, 2006 and 2005, respectively; liquidation preference of $3,300,000 and $3,400,000 at December 31, 2006 and 2005	1,523	1,569
Common stock, $0.001 par value, 25,384,225 shares authorized; 2,704,476 and 2,414,236 shares issued and outstanding at December 31, 2006 and 2005, respectively; 46,153 held in treasury	2,704	2,414
Treasury stock, at cost; 46,153 shares	(100,000)	—
Additional paid-in capital	4,997,421	4,558,456
Accumulated other comprehensive loss	(44,971)	(49,224)
Accumulated deficit	(51,558,381)	(39,656,486)
Total stockholders’ deficit	(46,701,704)	(35,143,271)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$24,113,916	$32,334,816

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004

Revenues:
Research grants	$676,764	$1,355,134	$476,731
Collaborative research agreements	256,326	791,548	634,206
Total revenues	933,090	2,146,682	1,110,937
Operating expenses:
Research and development	10,480,924	7,046,625	8,571,119
General and administrative	3,523,221	2,781,966	2,697,358
Total operating expenses	14,004,145	9,828,591	11,268,477
Loss from operations	(13,071,055)	(7,681,909)	(10,157,540)
Interest income and other, net	1,169,160	237,088	247,465
Net loss	(11,901,895)	(7,444,821)	(9,910,075)
Accretion to redemption amount of redeemable convertible preferred stock	(329,207)	(223,439)	(11,905)
Net loss allocable to common stockholders	$(12,231,102)	$(7,668,260)	$(9,921,980)

Basic and diluted net loss per share attributable to common stockholders	$(4.81)	$(3.22)	$(4.76)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	2,542,893	2,383,435	2,083,959

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible
	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	4,132,736	$32,163,214	—	$—	—	$—
Issuance of common stock at $0.22 - $0.65 per share upon exercise of options	—	—	—	—	—	—
Accretion of redemption amount for Series B convertible preferred stock		11,905	—	—	—	—
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—
Technology license acquired for stock	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Balance at December 31, 2004	4,132,736	32,175,119	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Issurance of subscribed common stock	—	—	—	—	—	—
Issuance of Series C convertible preferred stock net of issuance costs of $758,921	—	—	1,538,437	11,241,078	—	—
Issuance of Series D convertible preferred stock and common stock warrants net of issuance costs of $827,589	—	—	—	—	2,854,611	21,438,801
Issuance of warrants to acquire Series D convertible preferred stock	—	—	—	—	—	—
Beneficial conversion related to Series D warrants	—	—	—	—	—	—
Accretion of redemption amount for Series B, C and D convertible preferred stock	—	11,905	—	101,189	—	110,345
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Balance at December 31, 2005	4,132,736	32,187,024	1,538,437	11,342,267	2,854,611	21,549,146
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Accretion of redemption amount for Series B, C and D convertible preferred stock	—	11,905	—	151,785	—	165,518
Exercise of Series D warrants					6,666	51,998
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—
Employee stock based compensation under FAS123(R)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Retirement of Series A convertible preferred stock	—	—	—	—	—	—
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—
Balance at December 31, 2006	4,132,736	$32,198,929	1,538,437	$11,494,052	2,861,277	$21,766,662

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (Continued)

	Stockholders’ Deficit
	Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Capital	Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	subscription	capital	income (loss)	deficit	Total
Balance at December 31, 2003	1,569,204	$1,569	1,957,838	$1,958	—	$—	$21,000	$3,531,439	$(14,836)	$(22,301,590)	$(18,760,460)
Issuance of common stock at $0.22 - $0.65 per share upon exercise of options	—	—	387,956	388	—	—	—	127,172	—	—	127,560
Accretion of redemption amount for Series B convertible preferred stock	—	—	—	—	—	—	—	(11,905)	—	—	(11,905)
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	56,348	—	—	56,348
Technology license acquired for stock	—	—	—	—	—	—	25,000	—	—	—	25,000
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,582	—	10,582
Net loss	—	—	—	—	—	—	—	—	—	(9,910,075)	(9,910,075)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(9,899,493)
Balance at December 31, 2004	1,569,204	1,569	2,345,794	2,346	—	—	46,000	3,703,054	(4,254)	(32,211,665)	(28,462,950)
Issuance of common stock upon exercise of options	—	—	13,058	13	—	—	—	7,414	—	—	7,427
Issurance of subscribed common stock	—	—	55,384	55	—	—	(46,000)	45,945	—	—	—
Issuance of Series C convertible preferred stock net of issuance costs of $758,921	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series D convertible preferred stock and common stock warrants net of issuance costs of $827,589	—	—	—	—	—	—	—	742,211	—	—	742,211
Issuance of warrants to acquire Series D convertible preferred stock	—	—	—	—	—	—	—	119,637	—	—	119,637
Beneficial conversion related to Series D warrants	—	—	—	—	—	—	—	119,637			119,637
Accretion of redemption amount for Series B, C and D convertible preferred stock	—	—	—	—	—	—	—	(223,439)	—	—	(223,439)
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	43,997	—	—	43,997
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	(38,527)	—	(38,527)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,443)	—	(6,443)
Net loss	—	—	—	—	—	—	—	—	—	(7,444,821)	(7,444,821)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(7,489,791)
Balance at December 31, 2005	1,569,204	1,569	2,414,236	2,414	—	—	—	4,558,456	(49,224)	(39,656,486)	(35,143,271)
Issuance of common stock upon exercise of options	—	—	290,240	290	—	—	—	156,096	—	—	156,386
Accretion of redemption amount for Series B, C and D convertible preferred stock	—	—	—	—	—	—	—	(329,208)	—	—	(329,208)
Exercise of Series D warrants	—	—	—	—	—	—	—	—	—	—	—
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	158,850	—	—	158,850
Employee stock based compensation under FAS123(R)	—	—	—	—	—	—	—	553,181	—	—	553,181
Repurchase of common stock	—	—	—	—	(46,153)	(100,000)	—	—	—	—	(100,000)
Retirement of Series A convertible preferred stock	(46,153)	(46)	—	—	—	—	—	(99,954)	—	—	(100,000)
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	(5,872)	—	(5,872)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,125	—	10,125
Net loss	—	—	—	—	—	—	—	—	—	(11,901,895)	(11,901,895)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(11,897,642)
Balance at December 31, 2006	1,523,051	$1,523	2,704,476	$2,704	(46,153)	$(100,000)	$—	$4,997,421	$(44,971)	$(51,558,381)	$(46,701,704)

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Operating activities
Net loss	$(11,901,895)	$(7,444,821)	$(9,910,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496,211	885,733	879,339
Stock based compensation	712,031	43,997	56,348
Non-cash interest expense related to warrants and beneficial conversion	—	239,274	—
Technology licenses acquired and expensed as in process research and development	—	—	25,000
Non-cash compensation related to forgiveness of note receivable from officer	262,500	37,500	—
Gain on disposal of assets	(45,339)	24,906	—
Deferred revenue	—	(14,706)	(260,297)
Deferred rent	12,970	35,637	49,414
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(1,449,189)	6,612	(61,103)
Research grant and contract receivables	466,626	(525,775)	11,689
Other assets	(2,894)	111,943	19,029
Accounts payable and accrued expenses	2,943,357	1,197,221	15,437
Net cash used in operating activities	(8,505,622)	(5,402,479)	(9,175,219)

Investing activities
Purchases of short-term investments	(10,478,237)	(9,975,025)	—
Sales or maturity of short-term investments	5,190,000	—	—
Purchase of property and equipment	(46,173)	(44,743)	(197,666)
Net cash used in investing activities	(5,334,410)	(10,019,768)	(197,666)

Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	33,422,090	—
Proceeds from sale of common stock	156,386	7,427	127,560
Proceeds from exercise of Series D warrants	51,998	—	—
Repurchase of common stock	(100,000)	—	—
Repurchase of Series A preferred stock	(100,000)	—	—
Repayments of proceeds from capital leases	—	(9,369)	(47,815)
Repayment from employees	—	—	101,520
Net cash provided by financing activities	8,384	33,420,148	181,265
Effect of exchange rate changes on cash and cash equivalents	10,127	(6,443)	10,582
Net increase (decrease) in cash and cash equivalents	(13,821,521)	17,991,458	(9,181,038)
Cash and cash equivalents at beginning of year	19,943,959	1,952,501	11,133,539
Cash and cash equivalents at end of year	$6,122,438	$19,943,959	$1,952,501

Supplemental disclosure of cash flow information:
Interest paid	$—	$7,501	$2,061
Common stock issued for technology licenses	$—	$—	$25,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and Summary of Significant Accounting Policies

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998 and has three subsidiaries.  Optimer Biotechnology, Inc. is a wholly owned subsidiary of the Company and is incorporated in Taiwan while Optimer Singapore PTE LTD (“Optimer Singapore”) and Optimer Asia PTE LTD are incorporated in Singapore and are wholly owned subsidiaries of Optimer Biotechnology, Inc.  During the year ended December 31, 2006, the Company had ceased operations of Optimer Asia PTE LTD and Optimer Singapore, respectively, neither have a material impact on the consolidated financial statements.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  The Company currently has two anti-infective product candidates, Difimicin for the treatment of Clostridium difficile-associated diarrhea, and Prulifloxacin, for the treatment of infectious diarrhea, including travelers’ diarrhea.

Stock Split

In December 2006 and January 2007, the Company’s board of directors and stockholders authorized a 1-for-2.1667 reverse stock split for all outstanding preferred and common shares.  All share information has been retroactively restated to reflect the reverse stock split.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its three wholly owned subsidiaries in Asia.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of redeemable convertible preferred stock and stockholders’ deficit.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and short-term investments.  The Company maintains deposits in federally insured financial institutions in excess of federally insured limits.  However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.  Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain safety and liquidity.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years.  Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease.  The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheets.

Redeemable Convertible Preferred Stock

In connection with the closing of the Company’s initial public offering in February 2007, all shares of redeemable convertible preferred stock were converted to common stock.  Prior to the initial public offering, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying amount would equal the redemption value at the redemption date.  These accretions were effected through charges against additional paid in capital.

Foreign Currency Translation

The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars at their historical rates.  The remeasurement of local currency amounts into U.S. dollars creates translation adjustments that are included in net loss.  Transaction and translation gains or losses were not material to the financial statements for any periods presented.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments and accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.  The fair value of available-for-sale securities is based upon market prices quoted on the last day of the fiscal period.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  Although the Company has accumulated losses since inception, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2006.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  Accordingly, these payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process as described in EITF 00-21.

In connection with certain research collaboration agreements, revenues are recognized from non-refundable upfront fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.  According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Research and Development Expenses

The Company accounts for research and development costs in accordance with SFAS No. 2, Accounting for Research and Development Costs (“SFAS 2”).  SFAS 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, or approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations, or CROs, and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective-transition-method and therefore, prior period results will not be restated.  SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”), and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under this transition method, the compensation costs related to all equity instruments granted prior to, but not yet vested as of, the adoption date of SFAS 123(R) are recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123.  Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS 123(R).  Additionally, under the provisions of SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

During the year ended December 31, 2006, the Company recorded $553,181, or $0.22 per share, of stock-based compensation expense as a result of the adoption of SFAS 123(R).  Of this amount, the Company allocated $138,478 and $414,703 to research and development and general and administrative expenses, respectively, based on the department to which the associated employee reported.  No related tax benefits of the stock-based compensation expense have been recognized since the inception of the Company.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the year ended December 31, 2006 using the Black-Scholes option pricing model:

Employee Stock Options	2006		2005	2004
Risk-free interest rate	4.75%-4.8	0%	4.00%	3.25%
Dividend yield	0.00%		0.00%	0.00%
Expected life of options (years)	6.08		5.00	5.00
Volatility	65.82%		70.00%	70.00%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted average expected life of options was calculated using the simplified method as prescribed SAB No. 107, Share-Based Payment (“SAB 107”).  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the year ended December 31, 2006 was $8.55 per share.

As of December 31, 2006, the total unrecognized compensation expense related to stock options was approximately $2,372,903 and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion 25, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25, to account for its equity-based awards to employees and directors.  Under this method, if the exercise price of the award equaled or exceeded the fair value of the underlying stock on the measurement date, no compensation expense was recognized.  The measurement date was the date on which the final number of shares and exercise price were known and was generally the grant date for awards to employees and directors.

SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, for options granted through December 31, 2005.  The following table illustrates the effect on net loss as if the fair-value-based method had been applied to all outstanding and unvested awards in each period prior to the adoption of SFAS 123(R) on January 1, 2006:

	Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(7,668,260)	$(9,921,980)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards.	(59,780)	(74,800)
Pro forma net loss attributable to common stockholders	$(7,728,040)	$(9,996,780)
Net loss attributable to common stockholders per share — basic and diluted, as reported	$(3.22)	$(4.76)
Pro forma net loss attributable to common stockholders per share — basic and diluted.	$(3.24)	$(4.80)

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, (“EITF 96-18”) and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.  Through December 31, 2006 and 2005, the Company issued options in conjunction with various consulting agreements to purchase 290,764 and 276,918 shares of common stock, respectively, at exercise prices ranging from $0.22 to $1.08 per share.  The options are exercisable immediately upon grant and generally vest over a period of up to four years.  Expense related to options granted to consultants, as determined under SFAS 123 and EITF 96-18, was $176,974, $43,997 and $56,348, for the years ended December 31, 2006, 2005, and 2004, respectively.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents.  Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

	Years Ended December 31,
	2006	2005	2004
Historical
Numerator:
Net loss attributable to common stockholders	$(12,231,102)	$(7,668,260)	$(9,921,980)
Denominator:
Weighted average common shares outstanding	2,542,893	2,383,435	2,083,959
Net loss attributable to common stockholders per share — basic and diluted	$(4.81)	$(3.22)	$(4.76)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Preferred stock (as converted)	12,223,548	12,261,701	6,528,502
Preferred stock warrants (as converted)	22,705	30,705	—
Common stock options	1,496,945	1,455,022	1,148,631
Common stock warrants	1,144,604	1,155,681	13,845
	14,887,802	14,903,109	7,690,978

Recent Accounting Pronouncements

In July 2006, Financial Accounting Standards Board, or FASB, issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt this interpretation as required.  The Company is currently evaluating the requirements of FIN 48; if any, of this interpretation on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the requirements of SFAS 157; if any, on its consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated.  SAB 108 is effective for the Company’s fiscal year 2006. The adoption of SAB 108 did not have an impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company’s fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.

2.             Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale and are due within one year by contractual maturity.  Determination of estimated fair value is based upon quoted market prices.

	December 31, 2006
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$15,263,259	$—	$(44,399)	$15,218,860

	December 31, 2005
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$9,975,019	$—	$(38,521)	$9,936,498

Investments in a net unrealized loss position as of December 31, 2006 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government obligations	3	$15,263,259	$(44,399)	$—	$—	$15,263,259	$(44,399)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

3.             Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2006	2005
Equipment	$3,033,589	$2,880,627
Furniture and fixtures	292,688	273,558
Leasehold improvements	1,268,987	1,244,821
Computer equipment and software	197,793	198,997
	4,793,057	4,598,003
Less accumulated depreciation and amortization	(4,048,493)	(3,448,741)
	$744,564	$1,149,262

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which typically is five years.  Leasehold improvements and assets acquired under capital leases are amortized over their estimated useful life or the related lease term, whichever is shorter.  The depreciation of equipment under capital leases is included in depreciation expense.  As December 31, 2006 and 2005, the Company did not have any capital leases.

At December 31, 2006 and 2005, the Company had long-lived assets in Asia of $0 and $44,378, respectively.

4.              Note Receivable from Officer

Note receivable from officer of $262,500 as of December 31, 2005, represents an uncollateralized loan to an officer for housing and relocation assistance with an original balance of $300,000.  With the renewal of the officer’s employment agreement in June 2005, the board of directors agreed to forgive the loan ratably over four years subject to the officer being an employee of the Company.  In November 2006, the loan and the related interest were forgiven.

5.              Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
Accrued preclinical and clinical expenses	$2,566,433	$150,325
Accrued research services	132,367	103,874
Accrued legal fees	232,280	103,855
Accrued salaries, wages and benefits	206,469	160,185
Other accrued liabilities	172,650	1,256
	$3,310,199	$519,495

6.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

Since 2003, the Company has received Small Business Innovative Research (“SBIR”) grants from U.S. government agencies totaling $2,333,213, including three SBIR grants received in 2005 totaling $1,454,827 and a SBIR grant received in 2006 totaling $578,386.  The purpose of the grants was to support research on certain antibiotic and osteoarthritis drug candidates being developed by the Company.  For the years ended December 31, 2006, 2005 and 2004, the Company recognized revenues related to these grants of $493,960, $1,097,024 and $164,533, respectively.  Through 2006, the Company recognized revenues of $1,850,197 related to these grants.  As of December 31, 2006, $483,016 of revenue is remaining to be recognized under the grants.

In 2003, Optimer received a grant in the amount of $726,275 from the Philip Morris External Research Program (“Philip Morris”) to support development of a carbohydrate-based cancer immunotherapy.  The research grant was for a three-year research period and was subject to renewal annually by Philip Morris.  Optimer retains all rights to the data and novel glycosylation methods developed pursuant to research funded by the grant.  For the years ended December 31, 2006, 2005 and 2004, the Company recognized revenue of $182,804, $239,416 and $253,497 respectively, under the grant.

In 2001, Optimer Singapore received a $5.6 million grant from the Economic Development Board (“EDB”) of Singapore under its Research Incentive Scheme for Companies (“RISC”) to conduct pharmaceutical research in Singapore.  In 2003, the amount of the grant was subsequently reduced by the EDB to $2.0 million.  Under the terms of the grant, the EDB reimbursed Optimer Singapore for certain research expenditures incurred by Optimer Singapore during the period June 1, 2000 to May 31,

2005.  Through 2005, the Company recognized revenues of $371,460 related to this grant which included $18,622 and $58,694 in 2005 and 2004, respectively.

Revenues from Collaborative Research Agreements

For the years ended December 31, 2006, 2005 and 2004, the Company recognized revenues of $256,326, $791,548 and $634,206, respectively, under collaborative research agreements with large pharmaceutical companies and research institutions.

In May 2003, Optimer entered into a manufacturing supply agreement with the Sloan-Kettering Institute for Cancer Research (“SKI”) to manufacture certain conjugates for SKI in support of its on-going U.S. Phase 2 clinical trials for a product candidate to treat breast cancer.  According to the terms of the agreement, Optimer was eligible to receive up to $1,000,000 over the term of the agreement, if the Company met the manufacturing performance obligations contained in the agreement.  Through 2004, the Company received a non-refundable advance payment of $250,000 under the agreement, all of which has been recognized ratably over the agreement term, as research contract revenue, including $14,705 and $172,795 in 2005 and 2004, respectively.  In 2004, the Company informed SKI that it intended to terminate the agreement after completion of the first $250,000 milestone payment under the contract.  In 2005, the Company achieved the first milestone and accordingly recognized $250,000 of research contract revenue.  The Company terminated the agreement in 2005.

In November 2003, Optimer entered into a one-year research agreement with a major biotechnology company to develop certain glycosylated analogs of a proprietary peptide therapeutic belonging to the biotechnology company.  Optimer recognized $450,000 of research support and milestone revenue under the agreement, including $411,415 in 2004.  This agreement expired in November 2004.

In April 2005, the Company entered into a collaboration agreement with Par to develop and commercialize Difimicin.  The Company had granted to Par an exclusive royalty bearing license, with the right to sublicense, promote, market, distribute and sell Difimicin in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  The Company retained all other rights to Difimicin in the rest of the world.  At the time of execution of this collaboration agreement, Par also purchased $12.0 million of the Company’s Series C Preferred Stock (see Note 8).

In January 2007, we the Company entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize Difimicin in North America and Israel.

In February 2007, the Company elected to terminate the collaboration agreement with Par, exercised our rights under a prospective buy-back agreement to repurchase Par’s right to develop and commercialize Difimicin in North America and Israel and paid Par a one-time $20.0 million termination fee.  We now hold worldwide rights to Difimicin.The Company is also obligated to pay Par a one-time $5.0 million milestone payment, a potential payment of approximately $1.9 million for Difimicin inventory to Par, a potential $3.0 million prepayment to Biocon, subject to future set-offs following the assignment, if any, by Par to the Company of its supply agreement with Biocon, a 5% royalty on net sales by the Company, its affiliates or its licensees of Difimicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of Difimicin in the rest of the world.  The one-time $5.0 million milestone payment shall be paid after the earliest to occur of (i) the successful completion by the Company of its pivotal Phase 3 trial for Difimicin, (ii) the Company’s grant to a third party of the rights to Difimicin or

(iii) the submission to the FDA of an NDA for Difimicin.  In addition, in the event the Company licenses its right to market Difimicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to Difimicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In June 2005, Optimer entered into a binding letter agreement establishing a development and license agreement with a pharmaceutical company to develop one or more pharmaceutical products using Optimer’s proprietary carbohydrate synthesis technology.  Optimer was reimbursed at an agreed upon rate for research services performed under the contract.  The pharmaceutical company was responsible, at its own expense, for carrying out pre-clinical tests, animal tests, human clinical trials, marketing and commercializing any product candidates pursued under the terms of the agreement.  The agreement included milestone and royalty payments to Optimer assuming the successful development and commercialization of a product candidate.  In November 2006, the collaboration was terminated. Through December 31, 2006, Optimer recognized $678,168 of research revenue under the terms of the agreement.

Other Collaborative Agreements

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra Pharmaceuticals, Inc. (“Cempra”).  The Company granted to Cempra an exclusive worldwide license, except in ASEAN countries, with the right to sublicense, the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained common stock of Cempra and the Company assigned no value to such shares.  The Company will receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  The Company will also receive royalty payments based on a percentage of net sales of licensed products.  The Company will receive milestone payments as product candidates are developed and/or co-developed by Cempra and will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  The Company will also receive royalty payments based on a percentage of net sales of licensed products.  In consideration of the foregoing, Cempra will receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of this agreement continues until the earlier of the Company’s completion of all research activities set forth in the work plan under the agreement, or March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party shall survive upon the express election of the non-terminating party.

In June 2004, the Company entered into a license agreement with Nippon Shinyaku, Co., Ltd. (“Nippon Shinyaku”).  Under the terms of the agreement, the Company acquired the non-exclusive right to import and purchase Prulifloxacin, and the exclusive right (with the right to sublicense), within the United

States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin.  Under this agreement, the Company paid Nippon Shinyaku an up-front fee in the amount of $1.0 million and will be required to make one future milestone payment in the amount of $1.0 million upon filing, if any, its first NDA in the United States.  Under the agreement, the Company pays Nippon Shinyaku for certain materials.  If Nippon Shinyaku is unable to supply the Company with the contracted amount of Prulifloxacin, then Nippon Shinyaku will grant to the Company a non-exclusive, worldwide license to make or have made Prulifloxacin, in which event the Company will owe Nippon Shinyaku a royalty based on the amount of net sales of Prulifloxacin generated by the Company and the Company’s subsidiaries.  Additionally, the Company will owe Nippon Shinyaku certain royalties based on the amount of net sales of Prulifloxacin less the amount of Prulifloxacin we buy from Nippon Shinyaku.  Either party may terminate the agreement 60 days after giving notice of a material breach which remains uncured 60 days after written notice.  If not terminated earlier, the agreement will terminate upon the later of ten years from the date of the first commercial sale of Prulifloxacin in the United States or until the date on which the last valid patent claim relating to Prulifloxacin expires in the United States.

In July 2002, the Company entered into a license agreement with Sloan-Kettering Institute for Cancer Research (“SKI”), to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to SKI a one-time fee consisting of both cash and 55,383 shares of its common stock.  Under the agreement, which was amended in June 2005, the Company owes SKI milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan, and certain European countries, but only to the extent that the Company, and not a sublicensee, achieves such milestones.  The Company also owes SKI royalties based on net sales generated from the licensed products and income the Company sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment the Company owes to SKI during the term of the agreement.  The term of the agreement continues until the later of July 31, 2017, or the expiration of the last to expire of the patents licensed under this agreement, unless the agreement is earlier terminated.  The agreement can be terminated by SKI for a variety of reasons, including (i) upon 60 days’ notice in the event the Company fails to meet a development milestone specified in the agreement or (ii) upon 30 days’ notice, in the event the Company fails to pay any licensing fees, royalties or patent expenses due under the agreement within 30 days of the due date and thereafter fail to pay such deficit in-full within the 30-day notice period.

In July 1999, the Company acquired exclusive, worldwide rights to OPopS technology from the Scripps Research Institute (“TSRI”).  This agreement includes the license to the Company of patents, patent applications and copyrights related to OPopS technology.  The Company also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.  Under the four agreements, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of its common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  Additionally, under each agreement, the Company owes TSRI royalties based on net sales by the Company, its affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the four agreements, the Company will also owe TSRI payments upon achievement of certain milestones.  In three of the four TSRI agreements, the milestones are the initiation of a Phase 2 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the successful completion of a Phase 3 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI under all four TSRI agreements is approximately $14.0 million.  Each TSRI agreement terminates in part as follows: (i) with respect to each product which utilizes patent rights licensed under the agreement, on a country-by-country basis concurrently with the expiration of the last to expire of the applicable patent rights, (ii) with respect to each product which utilizes technology licensed under the agreement but which does not utilize patent rights also licensed thereunder, 15 years after the date of the first commercial sale of the product in each country and (iii) with respect to software licensed under the 1999 OPopS agreement, 75 years after the date the applicable copyright is filed in the United States.

7.     Commitments

Leases

The Company leases office and research facilities under operating lease agreements that extend through November 2011.  The Company has recorded deferred rent of $292,384 and $279,414 as of December 31, 2006 and 2005, respectively, in conjunction with one of the lease agreements.

At December 31, 2006, annual minimum rental payments due under the Company’s operating leases are as follows:

Years ending December 31,
2007	$775,554
2008	683,255
2009	683,255
2010	683,255
2011	626,317
Total minimum lease payments	$3,451,636

Rent expense was $837,551, $817,813 and $1,027,807, for the years ended December 31, 2006, 2005, and 2004, respectively.

Contract Research Organization Purchase Orders

The Company has contracted with a contract research organization (“CRO”), whereby the CRO will provide clinical research services to the Company for the Difimicin Phase 3 clinical trials and Prulifloxacin Phase 3 clinical trials.  At December 31, 2006, the Company has issued purchase orders totaling $24,197,092 for these services, $20,388,054 of which were issued in 2006.  The Company can terminate the service agreement at any time upon 60 days’ prior written notice to the CRO.

8.     Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock and Series A Convertible Preferred Stock

As of December 31, 2006, the Company had outstanding shares of common stock, Series A convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock.

In September 2006, the Company repurchased and retired 46,153 shares of previously issued Series A convertible preferred stock at $2.17 per share from a former executive officer.

A summary of the issued preferred stock, as of December 31, 2006, is as follows:

	Shares Authorized	Shares Outstanding	Common Shares as if Converted
Series A convertible preferred stock	2,307,656	1,523,051	1,523,051
Series B redeemable convertible preferred stock	6,461,439	4,132,736	4,959,273
Series C redeemable convertible preferred stock	1,615,359	1,538,437	2,307,655
Series D redeemable convertible preferred stock	3,923,016	2,861,288	3,433,569
	14,307,470	10,055,512	12,223,548

The amount of issuance costs, $107,147, $758,921 and $827,589 for Series B, C and D preferred stock, respectively, have been netted against proceeds.  These issuance costs are being accreted and recorded as a decrease to additional paid-in capital through March 2010 for Series B preferred stock and through April 2010 for Series C and D preferred stock.  For the years ended December 31, 2006, 2005 and 2004, the accretion amount was $329,207, $223,439, and $11,905, respectively.

Common Stock Issued for Technology Licenses

In 2001, the Company agreed to issue 13,845 shares of common stock, valued at $0.65 per share, to a non-profit institution in connection with acquiring an exclusive license for patents relating to the institution’s bi-functional antibodies technology.  Based on the early stage of commercial and technological development of the technology, the Company expensed the $9,000 value of the licenses in 2001, and the Company issued the 13,845 shares in 2005.

Also in 2001, the Company agreed to issue 18,461 shares of common stock, valued at $0.65 per share, to a non-profit institution to acquire an exclusive license for patents and technology relating to the treatment of osteoarthritis.  Based on the early stage of commercial and technological development of the acquired technology, the Company expensed the $12,000 value of the licenses in 2001, and the Company issued the 18,461 shares in 2005.  The Company also expensed $50,000 in 2005 for license fees due under the agreement.  In addition, the Company will make additional future royalty and milestone payments to the institution based upon the completion of certain specified events.

In 2002, the Company issued 55,383 shares of common stock, valued at $0.65 per share, to SKI to acquire a non-exclusive license for patents related to a carbohydrate cancer immunotherapy.  Based on the early stage of commercial and technological development of the acquired technology, the value of the license was expensed in 2002.  In addition, the Company expensed $25,000 and $25,000 in 2004 and 2005, respectively, for license fees due under the agreement.  The Company will make additional royalty and milestone payments in the future based on the completion of certain specified events.

In 2004, the Company agreed to issue 23,076 shares of common stock, valued at $1.08 per share, to a non-profit institution to acquire an exclusive license for certain patents and technology.  The Company will make additional royalty and milestone payments in the future if certain specified events are completed.  Based on the early stage of commercial and technological development of the acquired technology, the Company expensed the $25,000 value of the licenses in 2004, and the Company issued the 23,076 shares in 2005.

Treasury Stock

In September 2006, the Company reacquired 46,153 shares of previously issued common stock at $2.17 per share from a former executive officer.  The shares were recorded as treasury stock at their cost.  The 46,153 shares of common stock remain in treasury as of December 31, 2006.

Warrants

The holders of Series D preferred stock each acquired a five-year warrant to purchase up to an aggregate additional 1,144,511 shares of Optimer common stock at an exercise price of $1.08 per share.  The Company determined the fair value of the warrants on the grant date as $742,211 using the Black-Scholes pricing model with the following assumptions: volatility factor of 70%, dividend yield of 0%, risk free interest rate of 3.0% and weighted average life of five years.  These warrants expire upon the earliest of a change in control, an initial public offering or April 29, 2010.  The fair value of the warrants was recorded as an increase to additional paid-in-capital. As of December 31, 2006, 11,076 shares had been issued pursuant to the warrants.  The remaining 1,133,435 shares of warrants issuable as December 31, 2006, were issued on February 8, 2007, the date when the Company’s initial public offering was declared effective.

In March 2005, a member of the Company’s board of directors who resigned in November 2006 and an officer provided the Company $208,000 and $590,400, respectively, as bridge financing to the Company’s proposed Series D preferred stock financing.  In consideration for their financing, the board member and the officer were issued the right to purchase for $208 and $590, respectively, a warrant to purchase additional Series D preferred stock of 6,666 and 18,922 shares, respectively, at $7.80 per share.  In April 2005, the individuals were issued Series D preferred stock for the funds originally provided the Company and the Company paid interest in the amount of $1,160 and $6,341 to the board member and the officer, respectively.  In July 2005, the individuals exercised their rights to purchase the Series D preferred stock warrants.  The Company determined the fair value of the warrants on the grant date, using the Black-Scholes pricing model with the following assumptions: volatility factor of 70%, dividend yield of 0%, risk free interest rate of 3.0% and weighted average life of five years.  The resulting aggregate expense was approximately $119,637, which was recorded against the principal balance and amortized over the term of the bridge financing which converted to equity in April 2005. Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF No. 00-27, Application of Issue 98-5 to Certain Convertible Instruments,” the Company recorded an additional non-cash interest charge of approximately $119,637 against the principal balance of the notes.  This amount represents the difference between the conversion price of the notes and the underlying value of the stock issuable upon conversion of the notes. The warrants to purchase Series D preferred stock were exercised and such Series D preferred stock were converted to common stock in connection with our initial public offering in February 2007.

In connection with the Company’s building lease agreement signed in 2000, the Company issued a warrant to purchase 13,845 shares of common stock at a purchase price of $10.83 per share, which expires June 2010.  The estimated fair value of the warrant at the date of grant was not material using the Black-Scholes valuation model. As of December 31, 2006, no shares have been issued pursuant to these warrants.

Initial Public Offering

The Company’s initial public offering of common stock (the “Offering”) was effected through a Registration Statement on Form S-1 (File number 333-138555) that was declared effective by the Securities and Exchange Commission on February 8, 2007. The Offering commenced on February 9, 2007 and did not terminate before any securities were sold. On February 14, 2007, the Company sold 7,000,000 shares of common stock at $7.00 per share in connection with the closing of our initial public offering resulting in aggregate proceeds of approximately $43.6 million, net of underwriting discounts and commissions and offering expenses. On February 20, 2007, the underwriters exercised in full the over-allotment option to purchase an additional 1,050,000 shares of the Company’s common stock from a selling stockholder.

Stock Options

In 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  The 1998 Plan allows for the grant of options and stock purchase rights to employees, directors and consultants of the Company.  As of December 31, 2006, the Company has reserved 254,382 shares of common stock for issuance.  Options granted under the 1998 Plan expire no later than 10 years from the date of grant.  Options generally vest over a four-year period and may be immediately exercisable.  After one year, the options generally vest 25%.  Thereafter, options generally vest monthly in 36 equal installments.  The exercise price of incentive stock options shall not be less than 100% of the fair value of the Company’s common stock on the date of grant.  The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The fair value of the Company’s common stock has historically been established contemporaneously by the Company’s board of directors all of whom are related parties.  Through April 2006, the valuations were performed by the Company’s board of directors who have experience in valuing early stage companies.

The Company has considered the guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of its common stock for purposes of setting the exercise prices of stock options granted to employees and others.  This guidance emphasizes the importance of the operational development in determining the value of the enterprise.  The Company is at an early stage of development, and to date, has been focused on research and development activities.  To date, the Company has been funded primarily by venture capitalists.  Prior to filing the revised protocol for the Phase 2b/3 Difimicin clinical trial in late December 2005, and the FDA’s opening of the Prulifloxacin investigational new drug application in January 2006, the Company was considered to be in a stage of development, pursuant to the AICPA guidance where the preferences of the preferred stockholders, in particular the liquidation preferences, are very significant when compared to the value of the Company.  For these reasons, the Company’s common stock was valued at $1.08 per share.  In April 2006, subsequent to the Company’s achieving the two clinical development milestones mentioned above but prior to the initiation of the Company’s initial public offering process on October 5, 2006, the Company’s board of directors allocated additional enterprise value to its common stock and increased its common stock valuation to $2.17 per share.

In connection with the initiation of the public offering process, the Company retrospectively reassessed the estimated fair value of its common stock as of the dates of the issuance of its equity instruments dating back to June 30, 2005.  The Company has not historically obtained contemporaneous valuations by an unrelated valuation specialist because, at the time of issuances of equity awards, the Company believed its estimates of the fair value of its common stock to be reasonable and consistent with its understanding of how similarly situated companies in its industry were valued.  The Company determined that the fair value of its common stock was $1.08 per share during the period from June 30, 2005 through January 13, 2006, which was approximately the time when it achieved the clinical development milestones discussed above.  In addition, in reassessing the value of common stock in 2005 and 2006, the Company considered the price it received in November 2005 for the Series D preferred stock of $7.80 per share, as to which approximately 54% of the proceeds were from new investors that were unrelated parties.  This Series D preferred stock financing was completed at the same price and on other similar terms as the April 2005 Series C financing which was completed in April 2005.  Accordingly, the Company believes that the value of the Company’s common stock also remained constant during the same time period and until January 2006, or the time of achievement of the two clinical development milestones described above.

The Company believes that after the completion of the two clinical development milestones, the fair value of the Company’s common stock increased to $5.37 per share in January 2006 which represents 90% of the value of the Series D preferred stock, on an as-converted basis, after deducting the value of the common stock warrants and assigning no value to the preferences of the Series D preferred stock.  In connection with the preparation of the Company’s financial statements necessary for the filing for an initial public offering in October 2006, the Company reassessed the estimated fair value of its common stock using a market-based approach, which considered recently completed initial public offerings by companies with similar market size and in a similar stage of development.  In determining the reassessed fair value of its common stock, the Company established $11.40 per share as the reassessed fair value at October 5, 2006.  The Company also then reassessed the estimated fair value of its common stock from January 2006 through October 5, 2006 based on the nature of its operations and the execution of its operating plan.  Based on this assessment, including the fact that subsequent to the two clinical development milestones previously described, there were no other significant scientific or operational milestones during that period.  As such, the Company ratably increased the estimated fair value of its common stock from $5.37 per share in January 2006 to $11.40 per share at October 5, 2006.  On January 19, 2007, in connection with the prospective buy-back agreement with Par, pursuant to which the Company acquired the right to repurchase Par’s right to develop and commercialize Difimicin, the Company reassessed its fair value at that date to be $12.00 per share after consideration of this milestone.  The reassessed fair values may not be reflective of the fair value which would result from the application of other valuation methods.

Based on the reassessed fair values of our common stock dating back to June 30, 2005, the Company concluded that the 35,076 stock options granted to employees between July 2005 and December 2005 were at fair value.  The Company concluded that the stock options granted to employees and consultants in March, May and September of 2006, which were initially determined by the Company’s board of directors, were at exercise prices below the reassessed values.  Accordingly, for the 15,692 options granted at $1.08 per share in March 2006; the 600 options granted in May 2006 at $2.17 per share; and the 71,999 options granted in September 2006 at $2.17 per share, the reassessed fair values were determined to be $6.72 per share, $8.06 per share and $10.75 per share, respectively.  Furthermore, in July 2006, the Company granted 251,534 options at $2.17 per share related to hiring two executive officers as well as the Company’s annual stock option grants to members of the Company’s board of directors.  The reassessed fair values of these July 2006 stock options were determined to be $9.40 per share.

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was approximately $2,409,227.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was approximately $15,315,464 and $9,543,580, respectively.

Following is a summary of stock option activity:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2003	1,441,747	$0.54
Granted	146,905	$1.08
Exercised	(387,955)	$0.33
Canceled	(52,066)	$0.65
Balance as of December 31, 2004	1,148,631	$0.69
Granted	411,244	$1.08
Exercised	(13,057)	$0.56
Canceled	(91,796)	$0.98
Balance as of December 31, 2005	1,455,022	$0.78
Granted	367,517	$2.08
Exercised	(279,163)	$0.52
Canceled	(46,431)	$0.71
Balance as of December 31, 2006	1,496,945	$1.17

As of December 31, 2006, 1,496,945 options were outstanding under the 1998 Plan at exercise prices ranging from $0.22 to $2.17 per share.  The weighted average remaining contractual life of options outstanding at December 31, 2006 was 7.4 years with a weighted average exercise price of $1.17 per share.  Of the options outstanding, 903,753 options were vested as of December 31, 2006, with a weighted average remaining contractual life of 6.2 years and a weighted average exercise price of $0.84 per share, while 593,192 were unvested.

As of December 31, 2006, options were outstanding under the 1998 Plan as follows:

	December 31, 2006
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22	72,306	4.0	$0.22	72,306	$0.22
$0.65	439,609	5.0	$0.65	439,320	$0.65
$1.08	637,534	8.1	$1.08	364,147	$1.08
$2.17	347,496	9.6	$2.17	27,980	$2.17
	1,496,945	7.4	$1.17	903,753	$0.84

Effective with the Company’s initial public offering, which was declared effective on February 8, 2007,  the 1998 Plan was terminated.  On December 27, 2006, the Board approved the 2006 Equity Incentive Plan.  As of December 31, 2006, no options had been granted under this plan.

Common Stock Reserved for Issuance

Common stock was reserved for issuance as follows:

	December 31, 2006	December 31, 2005
Convertible preferred stock	12,223,548	12,261,701
Series D redeemable convertible preferred stock warrants	22,705	30,705
Common stock warrants	1,144,604	1,155,681
Common stock options outstanding	1,496,945	1,455,022
Common stock options available for future grant	254,382	21,634
Total common stock reserved for future issuance	15,142,184	14,924,743

9.              Income Taxes

Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are shown below.  A valuation allowance has been established as of December 31, 2006 and 2005 to offset the deferred tax assets as realization of such assets does not meet the more likely than not threshold under SFAS 109.

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$17,170,000	$14,079,000
Tax credits	2,217,000	2,029,000
Other, net	599,000	241,000
Total deferred tax assets	19,986,000	16,349,000
Valuation allowance for deferred tax assets	(19,986,000)	(16,349,000)
	$—	$—

As of December 31, 2006, the Company had federal, state and foreign net operating loss carryforwards of approximately $42,607,000, $40,838,000 and $1,588,000, respectively.  The federal and state tax loss carryforwards will begin expiring in 2020 and 2012, respectively, unless previously utilized.  The foreign losses originate from the Company’s subsidiary in Taiwan.  The losses from the Company’s subsidiary in Taiwan expire five years after origination.  The Company also had federal research tax credit carryforwards of approximately $1,471,000, which will begin to expire in 2020, unless previously utilized.  As of December 31, 2006, the Company had California state research tax credit carryforwards of approximately $1,029,000, which do not expire and California state manufacturer’s investment tax credit carryforwards of approximately $103,000, which will begin to expire in 2011, unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

10.  Employee Benefit Plan

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation per year (subject to a maximum limit prescribed by federal tax law).  The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions.  As of December 31, 2005 and 2006, the Company had not elected to make any contributions to the 401(k) plan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2006, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Executive Officers and Directors

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
Michael N. Chang, Ph.D.(1)	56	President, Chief Executive Officer and Director
Tessie M. Che, Ph.D.(1)	56	Senior Vice President, Corporate Affairs
Sherwood L. Gorbach, M.D.(1)	72	Senior Vice President, Chief Medical Officer
Kevin P. Poulos(1)	47	Vice President, Marketing and Sales
John D. Prunty(1)	45	Chief Financial Officer, Vice President, Finance and Secretary
Youe-Kong Shue, Ph.D.(1)	57	Vice President, Clinical Development
Mark Auerbach(2)	68	Director
Joseph Y. Chang, Ph.D.(3)(4)	54	Director
Joseph J. Chow(3)(4)	45	Director
Howard S. Lee, Ph.D.(2)(4)	45	Director
Martin C. Muenchbach, Ph.D.	36	Director
Alain B. Schreiber, M.D.(2)(3)	51	Director

(1)          Executive officer.

(2)          Member of the audit committee.

(3)          Member of the compensation committee.

(4)          Member of the nominating and corporate governance committee.

Executive Officers

Michael N. Chang, Ph.D. has served as our President and Chief Executive Officer since our inception in November 1998.  From November 1998 to January 2000, Dr. Chang was the Chief Scientific Officer of Nu Skin Enterprises, Inc., a NYSE-listed direct selling company based in Utah.  Dr. Chang joined Nu Skin Enterprises upon its acquisition of Pharmanex, Inc., a natural healthcare company, which he founded and where he was employed since January 1995 as Senior Vice President, Research and Development and Chief Science Officer.  Dr. Chang was also a co-founder of Pharmanex, which was purchased by Nu Skin Enterprises in 1998.  Before Pharmanex, Dr. Chang worked for 15 years in the pharmaceutical industry, at Merck & Co, Inc., a publicly-traded research-driven pharmaceutical company, Rhone-Poulenc Rorer Inc., which is now Sanofi-Aventis, a publicly-traded pharmaceutical company, and ArQule, Inc., a development stage oncology company.  Dr. Chang received a B.S. degree in chemistry from Fu-Jen University in Taiwan, a Ph.D. degree in organic chemistry from Brandeis University and post-doctoral training at the Massachusetts Institute of Technology, or MIT.  Dr. Chang is married to Tessie M. Che, Ph.D., our Senior Vice President, Corporate Affairs.

Tessie M. Che, Ph.D. has served as our Senior Vice President, Corporate Affairs since November 1999.  Dr. Che has over 20 years of industrial and management experience at large companies including Exxon Mobil Corporation, a petroleum and petrochemical company, Aventis Pharmaceuticals, Inc., a pharmaceutical company, and EniChem S.p.A., a chemical company.  From 1994 to 1996, Dr. Che served as the Chief Operating Officer and Vice President of the M and D Precision Science Group, Inc., a biotechnology company.  In 1994, Dr. Che also co-founded and headed Zhejiang Cinogen Pharmaceutical Co., Ltd., a pharmaceutical company, which later merged with and became a wholly-owned subsidiary of Pharmanex, Inc.  At Pharmanex, she served as Director of Quality Assurance and Senior Director of Ingredient Sourcing from 1995 to 1999.  Dr. Che has a B.S. degree in chemistry from

Illinois State University, a Ph.D. in physical-inorganic chemistry from Brandeis University and did post-doctoral work at Columbia University.  Dr. Che is married to Michael N. Chang, Ph.D., our President and Chief Executive Officer.

Sherwood L. Gorbach, M.D. has served as our Senior Vice President, Chief Medical Officer since November 2005.  Since 1975, Dr. Gorbach has been at Tufts University School of Medicine serving as, among other things, a Professor of Family Medicine and Community Health and a Professor in the School of Nutrition and Social Policy.  Dr. Gorbach also served as Chief of Infectious Diseases at New England Medical Center from 1975 to 1987.  In 1990, he served as the President of the Massachusetts Infectious Diseases Society, and in 1995, he was the President of the Society of Microbial Ecology and Disease.  Dr. Gorbach received the Lifetime Achievement Award in Recognition of Exemplary Dedication and Leadership at the 3rd Congress on Anaerobic Bacteria and Infections held in Glasgow, Scotland in 2003.  As editor of the Clinical Infectious Diseases scientific journal and a member of the editorial board of the Journal of Agromedicine, Dr. Gorbach is a renowned authority on infectious diseases.  Dr. Gorbach received his M.D. at the Tufts University School of Medicine in Boston.

Kevin P. Poulos has served as our Vice President, Marketing and Sales since July 2006.  Before joining Optimer, Mr. Poulos served as the Senior Director, New Product Marketing and Business Development, for Wyeth, a research-based, global pharmaceutical company, from March 2004 to June 2006.  From November 2002 to March 2004, Mr. Poulos was an executive consultant for KPP Consulting, LLC, a strategic consulting firm.  He worked for Cline, Davis & Mann, Inc., an advertising agency as a Senior Vice President from March 2002 to November 2002. Prior to joining Cline, Davis & Mann, Inc., Mr. Poulos was employed by Saatchi & Saatchi, Inc. as a Vice-President between September 1999 and March 2002.  Mr. Poulos has also served in a marketing and sales capacity in various positions for Pharmacia & Upjohn, Inc., a pharmaceutical research and development company, from 1998 to 1999, Rhone Poulenc-Rorer Inc., now Sanofi-Aventis, from 1995 to 1998, Lederle Pharmaceuticals, a pharmaceutical company, from 1989 to 1995 and SmithKline Beecham Pharmaceuticals, Plc, now GlaxoSmithKline Plc, a pharmaceutical company, from 1982 to 1989.  Mr. Poulos received his business administration degree in marketing management from Old Dominion University and is a member of the American Society of Microbiology.

John D. Prunty, C.P.A. has served as our Chief Financial Officer and Vice President Finance since June 2006 and Secretary since December 2006.  Before joining us, Mr. Prunty held several key positions with Maxim Pharmaceuticals, Inc., a biopharmaceutical company, from 2000 to 2006, including Chief Financial Officer, Vice President of Finance, and Corporate Secretary.  Prior to his employment at Maxim, Mr. Prunty served as Senior Director of Finance and Corporate Controller at Gen-Probe Incorporated, a manufacturer of nucleic acid tests that diagnose human diseases, from 1997 to 2000.  He also held senior management positions at I-Bus, currently known as I-Bus/Phoenix, Inc., a division of Maxwell Laboratories, Inc., an electronic device company.  Mr. Prunty began his career as an auditor at Ernst & Young LLP, an accounting firm, where he spent seven years in public accounting.  He is a certified public accountant and received a B.B.A. from the University of San Diego and an M.S. in management from San Diego State University.

Youe-Kong Shue, Ph.D. joined us in June 2000 as Senior Director of Chemistry and has served as Vice President, Clinical Development since January 2006.  Dr. Shue came to us with extensive experience in the pharmaceutical industry, most recently from AstraZeneca Plc, a pharmaceutical research company, where he led a drug development program to identify novel therapies to combat H. pylori from 1996 to 2000.  From 1993 to 1996, he worked for Cubist Pharmaceuticals, Inc., a biopharmaceutical company, as Director of Chemistry, leading research and development into anti-infective products.  He started his career in 1983 at Abbott Laboratories, a broad-based health care company, where he conducted neuroscience research.  Dr. Shue received his B.A. degree in chemistry from National Cheng-Kung University in Taiwan, his M.S. degree in chemistry from National Taiwan University, his Ph.D. in organic chemistry from the University of Pittsburgh and did his post-doctoral training at MIT.

Directors

Mark Auerbach, C.P.A. has served as a director since June 2005.  Mr. Auerbach is the current Chairman of the Board of Directors for Neuro-Hitech, Inc., an early-stage pharmaceutical company specializing in brain degenerative diseases.  From September 2003 through October 2006, Mr. Auerbach served as Executive Chairman of the Board of Directors for Par Pharmaceutical Companies, Inc., principally a manufacturer and marketer of generic pharmaceuticals and the parent of Par Pharmaceutical, Inc.  From 1993 to 2005, Mr. Auerbach served as Chief Financial Officer of Central Lewmar LLP, a national fine paper distributor.  Mr. Auerbach received his B.S. degree in accounting from Rider University.

Joseph Y. Chang, Ph.D. has served as a director since November 1998.  Dr. Chang is Chief Scientific Officer and Executive Vice President of Nu Skin Enterprises.  Dr. Chang served as the President of Pharmanex, Nu Skin Enterprises’ nutritional supplement division, from April 2000 to February 2006.  Dr. Chang served as Vice President of Clinical Studies and Pharmacology of Pharmanex from 1997 until April 2000.  From 1994 until 1997, he was the President and Chief Scientific Officer of Binary Therapeutics, Inc., a development stage company in the biotechnology industry.  From 1981 to 1991, Dr. Chang was a research executive at Wyeth Research, a research-based pharmaceutical products company and formerly known as Wyeth-Ayerst Research, and Aventis Pharma, now Sanofi-Aventis.  Dr. Chang received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

Joseph J. Chow has served as a director since May 2000.  Mr. Chow is the Managing Director of SB Life Science Equity Management, LLC, the advisor to SB Life Science Ventures LLP, which is the life science venture capital fund sponsored by Softbank Corporation.  Prior to joining SB Life Science in 2001, from 1992 to 2001, he was President of Singapore Bio-Innovations, a venture capital fund focused on the life sciences set up by the Singapore government in 1990.  Mr. Chow has over 10 years of venture capital experience in the biotech industry.  Mr. Chow completed his undergraduate studies at U.C. Berkeley and received a M.Sc. in biochemical engineering from MIT as well as an M.B.A. in finance from the MIT Sloan School of Management.

Howard S. Lee, Ph.D. has served as a director since July 2006.  Dr. Lee is a Managing Director at Silver Biotech Management, Inc., a biotech management company.  Prior to joining Silver Biotech Management, he served as President of CDIB Biotech USA Investment Co. Ltd., an investment bank, from October 2000 to June 2006 and as Vice President of China Development Industrial Bank, a venture capital firm located in Taiwan, from 1995 to June 2006.  Dr. Lee has broad industrial experience from environmental engineering projects in diversified industries.  He was an adjunct associate professor of organic chemistry, organosilicon and polymer chemistry at Fu-Jen University in Taiwan in 1983.  Dr. Lee earned his B.Sc. at Fu-Jen University, his M.Sc. and Ph.D. degrees in chemistry from the University of Southern California in 1990, and also completed his post-doctoral research at the Loker Hydrocarbon Research Institute of USC.  Dr. Lee has served as a director for the Development Center of Biotechnology in Taiwan, the Taiwan Biotech Association and the Association of Technology Managers in Taiwan.

Martin C. Muenchbach, Ph.D. has served as a director since December 2005.  Dr. Muenchbach is an Investment Manager at Bellevue Asset Management AG, a subsidiary of Bellevue Group AG, Kunacht, Switzerland, an independent financial group listed on the SWX Swiss Exchange specializing in investment banking, private banking and asset management.  Prior to joining Bellevue Asset Management AG in October 2004, Dr. Muenchbach was an Investment Manager at HBM Partners AG, an investment advisory services company specializing in biotechnology, medical technology and related fields, from February 2003 to October 2004.  Dr. Muenchbach was an Investment Manager at NMT New Medical Technologies AG, a venture capital fund co-founded by F. Hoffmann-La Roche Ltd, a healthcare company, and Union Bank of Switzerland, from January 2000 to February 2003.  Before becoming a venture capitalist, Dr. Muenchbach held positions in strategic marketing at Sanofi-Synthelabo.  Dr. Muenchbach holds a Bachelor’s degree in biochemistry from University Tubingen, and a Ph.D. in protein chemistry, a M.Sc. in biochemistry and a Master in industrial management from the Swiss Federal Institute of Technology (ETH), Zurich.

Alain B. Schreiber, M.D. has served as a director since May 2001.  Since 2000, Dr. Schreiber has been a Managing Partner at ProQuest Investments, a healthcare venture capital firm.  From May 1992 to June 2000, Dr. Schreiber served as President, Director and Chief Executive Officer of Vical Incorporated, a publicly-traded biopharmaceutical company.  From July 1985 to April 1992, he held various positions with Rhone Poulenc-Rorer Inc., which is now Sanofi-Aventis, most recently as Senior Vice President of Discovery Research.  Dr. Schreiber currently serves on the board of directors of Cadence Pharmaceuticals, Inc., a publicly-traded development stage pharmaceutical company, and several private development stage biotechnology and pharmaceutical companies.  Dr. Schreiber holds a B.S. in chemistry and an M.D. from the Free University Brussels and was awarded a post-doctoral fellowship at the Weizmann Institute in Israel.

Term of Office.  Our board of directors is divided into three classes as follows:

•              Class I, which consists of Michael N. Chang and Howard S. Lee, and whose term will expire at our next annual meeting of stockholders;

•              Class II, which consists of Martin C. Muenchbach and Alain B. Schreiber, and whose term will expire at our second annual meeting of stockholders to be held following the date hereof; and

•              Class III, which consists of Mark Auerbach, Joseph Y. Chang and Joseph J. Chow, and whose term will expire at our third annual meeting of stockholders to be held following the date hereof.

Audit Committee and Related Matters

The Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the  engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.

Three directors comprise our Audit Committee: Mr. Auerbach, and Drs. Lee and Schreiber.  Mr. Auerbach is the chairman of the Audit Committee.  Our board of directors has determined that Mr. Auerbach and Drs. Lee and Schreiber qualify as independent “audit committee financial experts,” as defined in applicable SEC rules.  Our board of directors made a qualitative assessment of each Audit Committee member’s level of knowledge and experience based on a number of factors, including their formal education and current and prior work.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We did not become subject to the reporting requirements of the 1934 Act until our initial public offering in February 2007, and, accordingly, during the fiscal year ended December 31, 2006, our directors and executive officers and persons owning more than 10% of our common stock were not required to comply with Section 16(a) with respect to our common stock.

Code of Ethics

 We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.optimerpharma.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an executive officer or employee of ours.  None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.  Prior to establishing the compensation committee, our full board of directors made decisions relating to compensation of our executive officers.

Compensation Committee Report

Our compensation committee has reviewed the following Compensation Discussion and Analysis section and discussed the information therein with management.  Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Objectives and Philosophy of Executive Compensation

The primary objectives of the compensation committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of measurable performance objectives, and to align executives’ incentives with stockholder value creation.  To achieve these objectives, the compensation committee expects to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, the development of our product candidates, the identification and advancement of additional product candidates and the performance of our common stock price.  The compensation committee evaluates individual executive performance with the goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance and our own strategic goals.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation.  We conduct an annual benchmark review of our executive compensation, as well as the mix of elements used to compensate our executive officers.  This review is based on a number of sources.  The primary source is the San Diego Biotech Employee Development Coalition survey of executive compensation which reviews executive compensation of approximately 90 participating public and private companies primarily from the San Diego biotechnology community.  We benchmark our base salary and annual bonus against the median updated compensation for these participating companies.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions.  Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy.  Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.  This review occurs each year in the fourth quarter.

Discretionary Annual Bonus.  The compensation committee has the authority to award discretionary annual bonuses to our executive officers.  In 2006, the compensation committee did not award any discretionary annual bonuses to our executive officers.  The compensation committee expects to adopt a more formal process for discretionary annual bonuses in 2007.  The compensation committee intends to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives.  These objectives will vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, development of our product candidates, identification and advancement of additional product candidates, and to financial factors such as raising capital, improving our results of operations and increasing the price per share of our common stock.

Long-Term Incentive Program.  We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards.  Our stock plans have been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders.  The compensation committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals.  We have historically elected to use stock options as the primary long-term equity incentive vehicle.  We have not adopted stock ownership guidelines and our stock compensation plans have provided the principal method, other than through direct investment in our prior preferred stock offerings, for our executive officers to acquire equity in our company.  We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.  However, due to the early stage of our business, we expect to provide a greater portion of total compensation to our executives through our stock compensation plans than through cash-based compensation.

Stock Options.  Our stock plans authorize us to grant options to purchase shares of common stock to our employees, directors and consultants.  Our compensation committee oversees the administration of our stock option plan.  Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention objectives.  The compensation committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations.  Periodic stock option grants are made at the discretion of the compensation committee to eligible employees and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as Dr. Chang, our President and Chief Executive Officer.  In 2006, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Stock Option Grants to Executive Officers.” These grants included grants made in July 2006 in connection with the commencement of employment of certain executive officers, and in September 2006 in connection with merit-based grants made by the board of directors to a large number of employees, including certain executive officers, which were intended to encourage an ownership culture among our employees.  The September 2006 grants were made to certain of our employees who had been employed with us for at least three years prior to September 2006 based on past performance of such employees and to encourage continued service with us.  Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest over a four-year period with 25% vesting twelve months after the vesting commencement date and the remainder vesting ratably each month thereafter based upon continued employment, and generally expire ten years after the date of grant.  Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended, or Internal Revenue Code.

We expect to continue to use stock options as a long-term incentive vehicle because:

•                  Stock options align the interests of executives with those of the shareholders, support a pay-for-performance culture, foster employee stock ownership, and focus the management team on increasing value for the shareholders.

•                  Stock options are performance based.  All the value received by the recipient of a stock option is based on the growth of the stock price.

•                  Stock options help to provide a balance to the overall executive compensation program as base salary and our discretionary annual bonus program focus on short-term compensation, while the vesting of stock options increases shareholder value over the longer term.

•                  The vesting period of stock options encourages executive retention and the preservation of shareholder value.

In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual executive’s total compensation.

Stock Appreciation Rights.  Our 2006 equity incentive plan authorizes us to grant stock appreciation rights, or SARs.  An SAR represents a right to receive the appreciation in value, if any, of our common stock over the base value of the SAR.  The base value of each SAR equals the value of our common stock on the date the SAR is granted.  Upon surrender of each SAR, unless we elect to deliver common stock, we will pay an amount in cash equal to the value of our common stock on the date of delivery over the base price of the SAR.  SARs typically vest based upon continued employment on a pro-rata basis over a four-year period, and generally expire ten years after the date of grant.  Our compensation committee is the administrator of our stock appreciation rights plan.  To date, we have not granted any SAR under our 2006 equity incentive plan.

Restricted Stock and Restricted Stock Units.  Our 2006 Equity Incentive Plan authorizes us to grant restricted stock and restricted stock units.  To date, we have not granted any restricted stock or restricted stock units under our 2006 equity incentive plan.  We anticipate that in order to implement the long-term incentive goals of the compensation committee we may grant restricted stock units.

Other Compensation.  Our executive officers who are parties to employment agreements will continue to be parties to such employment agreements in their current form until such time as the compensation committee determines in its discretion that revisions to such employment agreements are advisable.  In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our executive officers, including medical, dental, vision and life insurance coverage and the ability to contribute to a 401(k) retirement plan; however, the compensation committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable.  We believe these benefits are currently lower than median competitive levels for comparable companies.  We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits provided thereunder.

Change in Control and Severance Arrangements.  We grant change in control and severance arrangements to our executive officers on a case-by-case basis.  Currently, Michael N. Chang, our president and chief executive officer, John D. Prunty, our chief financial officer, vice president, finance and secretary, and Kevin Poulos, our vice president, marketing and sales, are the only executive officers who have any change in control and severance arrangements.  We believe that granting these arrangements to certain key employees is an important element in the retention of such employees.

•                  For Dr. Chang, if he is terminated without cause or is the subject of a constructive termination, he is entitled to a severance payment equal to 12 months of his annual base salary then in effect and the vesting of any of his outstanding stock options will be accelerated by 12 months.  Currently, Dr. Chang’s annual base salary is $350,000 and Dr. Chang has 445,508 shares of common stock subject to outstanding options, 232,860 of which shares are currently invested.  Acceleration of outstanding stock options by 12 months would result in accelerated vesting of 92,008 shares of common stock subject to currently unvested options.  In addition if Dr. Chang’s employment is terminated within 12 months following a change of control of our company, then all unvested shares subject to the options to purchase 263,416 shares of common stock granted to Dr. Chang on June 30, 2005 shall immediately vest and be exercisable.  Of the 263,416 shares of common stock granted to Dr. Chang on June 30, 2005, 142,684 of such shares are currently unvested.

For Dr. Chang, cause is defined to be a material breach by Dr. Chang of his employment agreement or his failure to discharge his duties, the willful and continued failure or refusal to substantially perform his duties (subject to a 20-day cure period following written notice), any willful violation of certain laws or policies (as determined by a disinterested majority of our board of directors), or any other misconduct that is materially injurious our company.  A constructive termination of Dr. Chang means the continued assignment of any duties or the continued material reduction in duties, either of which is materially inconsistent with Dr. Chang’s position, for 30 days after notice by Dr. Chang of objection to such assignment or reduction, the relocation of Dr. Chang’s employment to a location more than 30 miles from our offices in San Diego, California, or a material reduction in compensation and benefits for 30 days after Dr. Chang provides written notice of such reduction.  A change of control is defined to be our being merged with or into or combined with a third party such that our security holders prior to such transaction do not hold at least 50% of the securities of the resulting entity after such transaction.

•                  For Mr. Prunty, if he is terminated without cause, he will be entitled to continued payment of his current base salary for three months following termination.  If he is terminated without cause within one year following a change of control, he will be entitled to continued payment of his current base salary for six months following termination and all of his unvested options shall become immediately fully vested.  In each case, the receipt by Mr. Prunty of any such termination payments shall be subject to his execution of a waiver and general release in favor of us and compliance with any provisions of his offer letter agreement that survive termination.  Currently, Mr. Prunty’s annual base salary is $214,810 and three months’ salary is equal to $53,703 and six months’ salary is equal to $107,405.  Mr. Prunty has 126,536 shares of common stock subject to outstanding options, all of which shares are currently unvested.

•                  For Mr. Poulos, if he is terminated without cause, he will be entitled to continued payment of his current base salary for three months following termination.  If he is terminated without cause within one year following a change of control, he will be entitled to continued payment of his current base salary for six months following termination and all of his unvested options shall become immediately fully vested.  In each case, the receipt by Mr. Poulos of any such termination payments shall be subject to his execution of a waiver and general release in favor of us and compliance with any provisions of his offer letter agreement that survive termination.  Currently, Mr. Poulos’ annual base salary is $182,969 and three months’ salary is equal to $45,742 and six months’ salary is equal to $91,485.  Mr. Poulos has 119,536 shares of common stock subject to outstanding options, all of which shares are currently unvested.

For each of Mssrs. Prunty and Poulos, cause means failure to perform assigned duties after notice from us, their engaging in any act of dishonesty, fraud or misrepresentation, their violation of any law or regulation applicable to our business, their breach of any of their respective confidentiality agreement or invention assignment agreement with us, or their being convicted of any crime or committing any act of moral turpitude.  In addition, for each of Mssrs. Prunty and Poulos, change of control means a sale, lease or disposition of all or substantially all of our assets, or our merger or consolidation with or into any other entity or any other corporation reorganization where our stockholders immediately prior to such event do not retain more than 50 percent of the voting power of and interest in the successor entity (excluding any financing transactions).

Director Compensation

We have not provided cash compensation to directors for their services as directors or members of committees of the board of directors.  In the past, we have made annual grants of options to the directors in consideration of their services on our board of directors.  We have reimbursed and will continue to reimburse our non-employee directors for their reasonable expenses incurred in attending meetings of the board of directors and committees of the board of directors.

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of our Board of Directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Auerbach	—	—	$28,190	(2)	—	—	—	$28,190
Joseph Y. Chang, Ph.D.	—	—	56,380	(3)	—	—	—	56,380
Joseph J. Chow	—	—	56,380	(4)	—	—	—	56,380
Howard S. Lee, Ph.D.	—	—	56,380	(5)	—	—	—	56,380
Martin Muenchbach, Ph.D.	—	—	28,190	(6)	—	—	—	28,190
Alain B. Schreiber, M.D.	—	—	56,380	(7)	—	—	—	56,380
Chi-Huey Wong	—	—	56,380	(8)	—	—	—	56,380

(1)          The aggregate grant date fair value of stock option awards during 2006 under our 1998 stock plan was computed in accordance with Statement of Financial Accounting Standards No. 123(R), or FAS 123(R).

(2)          Mr. Auerbach has outstanding options to purchase an aggregate of 3,461 shares as of December 31, 2006.

(3)          Dr. Chang has outstanding options to purchase an aggregate of 25,381 shares as of December 31, 2006.

(4)          Mr. Chow has outstanding options to purchase an aggregate of 25,381 shares as of December 31, 2006.

(5)          Dr. Lee has outstanding options to purchase an aggregate of 21,920 shares as of December 31, 2006.

(6)          Dr. Muenchbach has outstanding options to purchase an aggregate of 3,461 shares as of December 31, 2006.

(7)          Mr. Schreiber has outstanding options to purchase an aggregate of 114,226 shares as of December 31, 2006.

(8)          Mr. Wong has outstanding options to purchase an aggregate of 577 shares as of December 31, 2006.  Mr. Wong resigned from our board of directors in November 2006.

All of our directors are eligible to participate in our 2006 equity incentive plan and our employee directors are eligible to participate in our employee stock purchase plan. For a more detailed description of these plans, see “— Employee Benefit Plans.”

Indemnification and Insurance

We have entered into indemnification agreements with each of our executive officers and directors.  These indemnification agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law.  In addition, we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances.

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2006 by our chief executive officer, our chief financial officer and our three other most highly compensated executive officers who were employed by us as of December 31, 2006 and whose total compensation exceeded $100,000 during that fiscal year.  There are no other executive officers for 2006 whose total compensation exceeded $100,000 during that fiscal year other than those set forth below.  We refer to our chief executive officer, chief financial officer and these other executive officers as our “named executive officers” elsewhere in this report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael N. Chang, Ph.D. President, Chief Executive Officer and Member of the Board of Directors	2006	$299,061	—	—	$84,222	(2)	—	—	$365,057	(3)	$748,340
John D. Prunty Chief Financial Officer, Vice President, Finance and Secretary	2006	121,288	—	—	117,949		—	—	72		239,309
Tessie M. Che, Ph.D. Senior Vice President, Corporate Affairs	2006	180,993	—	—	8,351		—	—	72		189,416
Youe-Kong Shue, Ph.D. Vice President, Clinical Development	2006	194,367	—	—	9,101		—	—	72		203,540
Sherwood L. Gorbach, M.D. Senior Vice President, Chief Medical Officer	2006	157,500	—	—	7,875		—	—	72		165,447

(1)          The amount was computed in accordance with FAS 123(R).

(2)          Includes options to purchase 6,922 shares of common stock granted to Dr. Chang for his service on our board of directors in 2006.

(3)          Dr. Chang received a relocation and housing assistance loan in connection with his employment, which was forgiven by us in November 2006.

Grants of Plan-Based Awards

All plan-based awards granted to our named executive officers are incentive stock options, to the extent permissible under the Internal Revenue Code.  The exercise price per share of each option granted to our named executive officers was as determined in good faith by our board of directors to be equal to the fair market value of our common stock as determined by our board of directors on the date of the grant.  All options were granted under our 1998 stock plan.

The following table presents information concerning grants of plan-based awards to each of the named executive officers during 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($/Sh)
Michael N. Chang	7/12/2006	—	—	—	—	—	—	—	6,922	$2.17	$8.15
John D. Prunty	7/12/2006	—	—	—	—	—	—	—	101,536	2.17	8.15
Tessie M. Che	9/13/2006	—	—	—	—	—	—	—	4,615	2.17	9.45
Youe-Kong Shue	913/2006	—	—	—	—	—	—	—	4,615	2.17	9.45
Sherwood L. Gorbach	—	—	—	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2006, including the value of the stock awards.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael N. Chang	30,769	—		30,769		$0.22	1/10/2011	—	—	—	—
	3,461	—		3,461		1.08	10/01/2014	—	—	—	—
	3,461	—		3,461		1.08	10/01/2014	—	—	—	—
	37,479	—		37,479		1.08	10/01/2014	—	—	—	—
	20,191	25,962	(1)	46,153		1.08	6/30/2015	—	—	—	—
	95,052	122,211	(1)	217,263		1.08	6/30/2015	—	—	—	—
	3,461	—		3,461		2.17	7/12/2016	—	—	—	—
	1,442	2,019	(1)	3,461		2.17	7/12/2016	—	—	—	—
John D. Prunty	—	101,536	(2)	101,536		2.17	7/12/2016	—	—	—	—
Tessie M. Che	20,769	—		20,769		0.65	8/30/2011	—	—	—	—
	4,518	97	(1)	4,615	(2)	1.08	2/13/2013	—	—	—	—
	25,197	—		25,197		1.08	10/01/2014	—	—	—	—
	10,624	19,375	(1)	29,999		1.08	6/30/2015	—	—	—	—
	—	4,615	(2)	4,615	(2)	2.17	9/13/2016	—	—	—	—
Youe-Kong Shue	4,518	97	(1)	4,615		1.08	2/13/2013	—	—	—	—
	5,047	1,875	(1)	6,922		1.08	11/14/2013	—	—	—	—
	9,807	17,884	(1)	27,691		1.08	6/30/2015	—	—	—	—
	—	4,615	(2)	4,615		2.17	9/13/2016	—	—	—	—
Sherwood L. Gorbach	11,825	2,020	(1)	13,845		1.08	7/25/2013	—	—	—	—
	3,749	3,173	(3)	6,922		1.08	12/02/2015	—	—	—	—
	8,077	19,614	(2)	27,691		1.08	12/02/2015	—	—	—	—

(1)          1/48th of the total number of shares subject to the option vest monthly.

(2)          1/4th of the shares subject to the option vest one year following vesting commencement date, and 1/48th of the total number of the shares subject to the option vest monthly thereafter.

(3)          1/36th of the total number of shares subject to the option vest monthly.

Option Exercises and Stock Vested at Fiscal Year End

The following table presents certain information concerning the exercise of options by each of the named executive officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Youe-Kong Shue	36,922	24,000	—	—

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.  The compensation committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

We currently have an employment agreement with one of our named executive officers, Michael N. Chang, our president and chief executive officer.  We have offer letter agreements with our other named executive officers, John D. Prunty, our chief financial officer, vice president, finance and secretary, Tessie M. Che, our senior vice president, corporate affairs, Youe-Kong Shue, vice president, clinical development and Sherwood L. Gorbach, our senior vice president, chief medical officer.  We also have an offer letter agreement with our other executive officer, Kevin P. Poulos, our vice president, marketing and sales.

On March 1, 2001, we entered into an employment agreement with Michael N. Chang, which was superseded and replaced on June 17, 2005 by a new employment agreement.  The current agreement terminates on June 17, 2009 unless otherwise terminated by the parties according to the terms therein.  Dr. Chang’s employment agreement sets forth a base salary at $271,695 per year subject to adjustment.  Dr. Chang’s current annual base salary is $350,000.  Dr. Chang is entitled to receive all customary and usual fringe benefits provided to our other executives.  Pursuant to the agreement, in June 2005, Dr. Chang was granted options to purchase an aggregate of 263,416 shares of our common stock at an exercise price of $1.08 per share.  Twenty-five percent of the shares subject to the stock option vested one year after the date of grant and the remaining shares subject to such options vest over three years in equal monthly installments, subject to acceleration of vesting under certain circumstances described in Dr. Chang’s employment agreement.  Dr. Chang also received a relocation and housing assistance loan of $300,000, which loan was forgiven by us in November 2006.  The agreement provides that we may terminate Dr. Chang’s employment at any time.  Dr. Chang may voluntarily resign at any time on 30 days’ written notice.  If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled.  If Dr. Chang is terminated without cause (whether through constructive termination or otherwise), he is also entitled to a severance payment equal to 12 months of his base salary then in effect and the vesting of any of his outstanding stock options will be accelerated by 12 months.  If Dr. Chang’s employment is terminated within 12 months following a change of control of our company, then all unvested shares subject to the options to purchase 263,416 shares of common stock granted to Dr. Chang on June 30, 2005 shall immediately vest and be exercisable.  As of March 15, 2007, Dr. Chang had outstanding options to purchase 345,508 shares of common stock.  In addition, on March 29, 2007, Dr. Chang was granted an option to purchase 100,000 shares of our common stock at an exercise price of $9.70 per share.  Twenty-five percent of the shares subject to the option granted in March 2007 vest one year from the date of grant and the remaining shares subject to such option vest over three years in equal monthly installments.

In August 2001, we entered into an offer letter agreement with Tessie M. Che.  The letter agreement sets forth Dr. Che’s initial base salary of $180,000 per year.  Dr. Che’s current annual base salary is $236,031.  Dr. Che is entitled to receive all customary and usual fringe benefits provided to our other executives.  Pursuant to the agreement, in August 2001, Dr. Che was granted an option to purchase an aggregate of 83,075 shares of our common stock at an exercise price of $0.65 per share.  As of March 15, 2007, Dr. Che had outstanding options to purchase 85,195 shares of common stock.  In addition, on March 29, 2007, Dr. Che was granted an option to purchase 30,000 shares of our common stock at an exercise price of $9.70 per share.  Twenty-five percent of the shares subject to each option vest one year from the date of grant and the remaining shares subject to each such option vest over three years in equal monthly installments.

In February 2000, we entered into an offer letter agreement with Youe-Kong Shue.  The letter agreement sets forth Dr. Shue’s initial base salary of $150,000 per year.  Dr. Shue’s current annual base salary is $202,015.  Dr. Shue is entitled to receive all customary and usual fringe benefits provided to our other executives.  Pursuant to the agreement, in January 2001, Dr. Shue was granted an option to purchase an aggregate of 34,153 shares of our common stock at an exercise price of $0.22 per share.  Twenty-five percent of the shares subject to the stock options vest one year from the date of grant and the remaining shares subject to such options vest over three years in equal monthly installments.  Pursuant to the agreement, in August 2001, Dr. Shue was also granted an option to purchase an aggregate of 36,922 shares of our common stock at an exercise price of $0.65 per share.  Twenty-five percent of the shares subject to the stock options vest one year from the date of grant and the remaining shares subject to such options vest over three years in equal monthly installments.  Dr. Shue also received a relocation and housing assistance package of $100,000.  Pursuant to the agreement, Dr. Shue received a $45,000 bonus paid upon the closing of our sale of Series B preferred stock.  As of March 15, 2007, Dr. Shue had outstanding options to purchase 24,471 shares of common stock.  In addition, on March 29, 2007, Dr. Shue was granted an option to purchase 20,000 shares of our common stock at an exercise price of $9.70 per share.  Twenty-five percent of the shares subject to the option granted in March 2007 vest one year from the date of grant and the remaining shares subject to such option vest over three years in equal monthly installments.

In May 2006, we entered into an offer letter agreement with John D. Prunty.  The letter agreement sets forth Mr. Prunty’s base salary of $210,000 per year.  Mr. Prunty’s current annual base salary is $214,810.  Mr. Prunty is entitled to receive all customary and usual fringe benefits provided to our other executives.  Pursuant to the agreement, in July 2006, Mr. Prunty was granted an option to purchase an aggregate of 101,536 shares of our common stock at an exercise price of $2.17 per share.  As of March 15, 2007, Mr. Prunty had outstanding options to purchase 101,536 shares of common stock.  In addition, on March 29, 2007, Mr. Prunty was granted an option to purchase 25,000 shares of our common stock at an exercise price of $9.70 per share.  Twenty-five percent of the shares subject to each option vest one year from the date of grant and the remaining shares subject to each such option vest over three years in equal monthly installments.  The offer letter agreement provides that we may terminate Mr. Prunty’s employment at any time with or without cause, as defined in the agreement.  If we terminate Mr. Prunty’s employment without cause, he will be entitled to continued payment of his current base salary for three months following termination.  If he is terminated without cause within one year following a change in control, he will be entitled to continued payment of his current base salary for six months following termination and all of his unvested options shall become immediately fully vested.  In each case, the receipt by Mr. Prunty of any such termination payments shall be subject to his execution of a waiver and general release in favor of us and compliance with any provisions of the letter agreement that survive termination.

In June 2006, we entered into an offer letter agreement with Kevin P. Poulos.  The letter agreement sets forth Mr. Poulos’ initial base salary of $180,000 per year.  Mr. Poulos is entitled to receive all customary and usual fringe benefits provided to our other executives.  Mr. Poulos’ current annual base salary is

$182,969.  In July 2006, Mr. Poulos was granted an option to purchase an aggregate of 101,536 shares of our common stock at an exercise price of $2.17 per share.  As of March 15, 2007, Mr. Poulos had outstanding options to purchase 101,536 shares of common stock.  In addition, on March 29, 2007, Mr. Poulos was granted an option to purchase 18,000 shares of our common stock at an exercise price of $9.70 per share.  Twenty-five percent of the shares subject to each stock option vest one year from the date of grant and the remaining shares subject to each such option vest over three years in equal monthly installments.  The offer letter agreement provides that we may terminate Mr. Poulos’ employment at any time with or without cause, as defined in the agreement.  If we terminate Mr. Poulos’ employment without cause, he will be entitled to continued payment of his current base salary for three months following termination.  If he is terminated without cause within one year following a change in control, he will be entitled to continued payment of his current base salary for six months following termination and all of his unvested options shall become immediately fully vested.  In each case, the receipt by Mr. Poulos of any such termination payments shall be subject to his execution of a waiver and general release in favor of us and compliance with any provisions of the letter agreement that survive termination.

In October 2005, we entered into an offer letter agreement with Sherwood L. Gorbach.  The letter agreement sets forth Dr. Gorbach’s base salary of $90,000 per year and a cash incentive and bonus program in which cash awards of up to $500,000 are paid to Dr. Gorbach if and when we achieve certain milestones.  Dr. Gorbach’s current annual base salary is $154,500.  Dr. Gorbach is entitled to receive all customary and usual fringe benefits provided to our other executives.  In September 2005, Dr. Gorbach was granted a stock option to purchase an aggregate of 27,691 shares of our common stock at an exercise price of $1.08 per share.  The shares subject to the options vest over the next four years in equal monthly installments.  As of March 15, 2007, Dr. Gorbach had outstanding options to purchase 48,458 shares of common stock.  The offer letter agreement provides that we may terminate Dr. Gorbach’s employment at any time with or without cause, as defined in the agreement.  If we terminate his employment or he resigns, he is entitled to receive any unpaid prorated base salary along with all benefits and expense reimbursements to which he is entitled by virtue of his past employment with us.

Employee Proprietary Agreement

Each of our named executive officers has also entered into a standard form agreement with respect to proprietary information and inventions.  Among other things, this agreement obligates each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and, with some exceptions, to assign to us any inventions conceived or developed during the course of employment.

Employee Benefit Plans

Stock Plans

1998 Stock Plan

Our 1998 stock plan was adopted by our board of directors in November 1998 and approved by our stockholders in October, 1999.  Our 1998 stock plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options to our employees, directors and consultants and any parent and subsidiary corporations’ employees and consultants.  The 1998 stock plan also allows for awards of stock purchase rights.  As a result of completing our initial public offering in February 2007, we will not grant any additional awards under our 1998 stock plan.  Instead we will grant awards in the future under our 2006 equity incentive plan.

Share Reserve.  We have reserved a total of 2,463,684 shares of our common stock for issuance pursuant to the 1998 stock plan.  As of December 31, 2006, options to purchase 1,496,945 shares of common stock were outstanding and 254,382 shares were available for future grant under this plan.

Administration.  Our board of directors or a committee appointed by our board administers our 1998 stock plan.  Our compensation committee is responsible for administering all of our equity compensation plans.  Under our 1998 stock plan, the administrator has the power to determine the terms of the awards, including the service providers who will receive awards, the exercise price, the number of shares subject to each such award, the vesting schedule and exercisability of awards and the form of consideration payable upon exercise.

Stock Options and Stock Purchase Rights.  With respect to all incentive stock options, the exercise price must at least be equal to the fair market value of our common stock on the date of grant.  For nonstatutory stock options, the exercise price must be at least equal to 85% of the fair market value of our common stock on the date of grant.  The term of an option may not exceed ten years, except that with respect to an incentive stock option granted to any participant who owns more than 10% of the voting power of all classes of our outstanding stock as of the grant date, the term must not exceed five years.  In addition, the exercise price of any option granted to a participant who owns more than 10% of the voting power of all classes of our outstanding stock as of the grant date must equal at least 110% of the fair market value on the grant date.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time as specified in the stock option agreement subject to the following limitations:

•                  If the participant is terminated for any reason other than death, disability, or for cause, then the participant may exercise options vested as of the termination date within 3 months of the termination date (or within a shorter period not to be less than 30 days or a longer period as determined by the committee), but in no event later than the expiration date of the options;

•                  If the participant is terminated because of death or disability, then the participant may exercise options vested as of the termination date within twelve months of the termination date (or within a shorter period not to be less than 6 months or within a longer period as may be determined by the committee) but in no event later than the expiration date of the options.

Rights to acquire restricted stock may also be granted under our 1998 stock plan.  Stock purchase rights generally are granted subject to a repurchase option in favor of us that expires pursuant to a vesting schedule.  The purchase price of these awards must be at least equal to 85% of the fair market value of our common stock on the grant date, although the price of stock purchase rights granted to a participant who owns more than 10% of the voting power of all classes of our outstanding stock as of the grant date must at least be equal to the fair market value of our common stock on the grant date.

Unless the administrator provides otherwise, our 1998 stock plan does not allow for the transfer of awards other than by will or the laws of descent and distribution and only the recipient of an award may exercise an award during his or her lifetime.

Change in Control Transactions.  Our 1998 stock plan provides that in the event of our “change in control,” the successor corporation or its parent or subsidiary may assume, substitute, or replace an equivalent award for each outstanding award.  If there is no assumption, substitution, or replacement of outstanding awards, the awards will be, unless otherwise provided in any applicable option document, fully vested and exercisable, and if not exercised prior to the consummation of the transaction, shall terminate.

Plan Amendments and Termination.  The 1998 stock plan was terminated effective February 2007 in connection with our initial public offering.

2006 Equity Incentive Plan.  Our board of directors adopted our 2006 equity incentive plan in December 2006 and our stockholders approved the plan in January 2007.  Our 2006 equity incentive plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to our employees, directors and consultants and our parent and subsidiary corporations’ employees and consultants.

Share Reserve.  We have reserved a total of 2,000,000 shares of our common stock for issuance pursuant to the 2006 equity incentive plan.  In addition, our 2006 equity incentive plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the lesser of:

•                  5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•                  750,000 shares; or

•                  such other amount as our board of directors may determine.

Administration.  Our board of directors or a committee of our board administers our 2006 equity incentive plan.  Our compensation committee will be responsible for administering all of our equity compensation plans.  In the case of options intended to qualify as “performance based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, the committee will consist of two or more “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.  The administrator has the power to determine the terms of the awards, including the exercise price, the number of shares subject to each such award, the exercisability of the awards and the form of consideration payable upon exercise.  The administrator also has the authority to institute an exchange program whereby the exercise prices of outstanding awards may be reduced, outstanding awards may be surrendered in exchange for awards with a lower exercise price, or outstanding awards may be transferred to a third party.

Stock Options.  The exercise price of options granted under our 2006 equity incentive plan must at least be equal to the fair market value of our common stock on the date of grant.  The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock as of the grant date, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.  The administrator determines the term of all other options.

After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in the option agreement.  Generally, if termination is due to death or disability, the option will remain exercisable for 12 months.  In all other cases, the option will generally remain exercisable for three months.  However, an option may not be exercised later than the expiration of its term.

Stock Appreciation Rights.  Stock appreciation rights may be granted under our 2006 equity incentive plan.  Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant.  The administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof.  Stock appreciation rights expire under the same rules that apply to stock options.

Restricted Stock Awards.  Restricted stock may be granted under our 2006 equity incentive plan.  Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator.  The administrator will determine the number of shares of restricted stock granted to any employee.  The administrator may impose whatever conditions to vesting it determines to be appropriate.  For example, the administrator may set restrictions based on the achievement of specific performance goals.  Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units.  Restricted stock units may be granted under our 2006 equity incentive plan.  Restricted stock units are awards of restricted stock, performance shares or performance units that are paid out in installments or on a deferred basis.  The administrator determines the terms and conditions of restricted stock units including the vesting criteria and the form and timing of payment.

Performance Units and Shares.  Performance units and performance shares may be granted under our 2006 equity incentive plan.  Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest.  The administrator will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants.  Performance units shall have an initial dollar value established by the administrator prior to the grant date.  Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date.  Payment for performance units and performance shares may be made in cash or in shares of our common stock with equivalent value, or in some combination, as determined by the administrator.

Transferability of Awards.  Unless the administrator provides otherwise, our 2006 equity incentive plan does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Change in Control Transactions.  Our 2006 equity incentive plan provides that in the event of our “change in control,” the successor corporation or its parent or subsidiary will assume or substitute an equivalent award for each outstanding award.  If there is no assumption or substitution of outstanding awards, the awards will fully vest, all restrictions shall lapse and become fully exercisable.  The administrator will provide notice to the recipient that he or she has the right to exercise the option and stock appreciation right as to all of the shares subject to the award, all restrictions on restricted stock will lapse, and all performance goals or other vesting requirements for performance shares and units will be deemed achieved, and all other terms and conditions met.  The option or stock appreciation right will terminate upon the expiration of the period of time the administrator provides in the notice.  In the event the service of an outside director is terminated on or following a change in control, other than pursuant to a voluntary resignation, his or her options and stock appreciation rights will fully vest and become immediately exercisable, all restrictions on restricted stock will lapse, and all performance goals or other vesting requirements for performance shares and units will be deemed achieved, and all other terms and conditions met.

Plan Amendments and Termination.  Our 2006 equity incentive plan will automatically terminate in 2016, unless we terminate it sooner.  In addition, our board of directors has the authority to amend, suspend or terminate the 2006 equity incentive plan provided such action does not impair the rights of any participant.

Employee Stock Purchase Plan

Concurrent with our initial public offering in February 2007, we established the employee stock purchase plan.  Our board of directors adopted the employee stock purchase plan in December 2006, and our stockholders approved the plan in January 2007.

Share Reserve.  A total of 200,000 shares of our common stock will be made available for sale.  In addition, our employee stock purchase plan provides for annual increases in the number of shares available for issuance under the employee stock purchase plan on the first day of each fiscal year, beginning with our 2008 fiscal year, equal to the lesser of:

•                  3% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;

•                  300,000 shares; or

•                  such other amount as may be determined by our board of directors.

Administration.  Our board of directors or a committee of our board administers the employee stock purchase plan.  Our compensation committee will be responsible for administering all of our equity compensation plans.  Our board of directors or its committee has full and exclusive authority to interpret the terms of the employee stock purchase plan and determine eligibility.

Eligibility.  All of our employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year.  However, an employee may not be granted rights to purchase stock if such employee:

•                  immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock; or

•                  has rights to purchase stock under all of our employee stock purchase plans which accrue at a rate that exceeds $25,000 worth of our stock for each calendar year in which such rights are outstanding.

Offering Periods.  Our employee stock purchase plan is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and provides for consecutive, non-overlapping six-month offering periods.  The offering periods generally start on the first trading day on or after May 15 and November 15 of each year, except for the first such offering period which commenced on February 9, 2007 and will end on the first trading day on or after November 15, 2007.

Limitations.  Our employee stock purchase plan permits participants to purchase common stock through payroll deductions of up to 10% of their eligible compensation which includes a participant’s straight time gross earnings, commissions, overtime and shift premium, exclusive of payments for incentive compensation, bonuses and other compensation.  A participant may purchase a maximum of 1,000 shares of common stock during a six-month offering period.

Purchase of Shares.  Amounts deducted and accumulated by the participant are used to purchase shares of our common stock at the end of each six-month offering period.  The purchase price is 85% of the fair market value of our common stock at the lower of the exercise date or the first day of the applicable offering period.  Participants may end their participation at any time during an offering period, and will be paid their payroll deductions to date.  Participation ends automatically upon termination of employment with us.

Transferability.  A participant may not transfer rights granted under the employee stock purchase plan other than by will, the laws of descent and distribution or as otherwise provided under the employee stock purchase plan.

Change of Control Transactions.  In the event of our “change of control,” a successor corporation may assume or substitute each outstanding purchase right.  If the successor corporation refuses to assume or substitute for the outstanding purchase rights, the offering period then in progress will be shortened, and a new exercise date will be set.

Plan Amendments and Termination.  Our employee stock purchase plan will automatically terminate in 2016, unless we terminate it sooner.  In addition, our board of directors has the authority to amend, suspend or terminate our employee stock purchase plan, except that, subject to certain exceptions described in the employee stock purchase plan, no such action may adversely affect any outstanding rights to purchase stock under our employee stock purchase plan.

401(k) Plan

We maintain a retirement plan, the 401(k) Plan, which is intended to be a tax-qualified retirement plan.  The 401(k) Plan covers substantially all of our employees.  Currently, employees may elect to defer up to 100% of their compensation, or the statutorily prescribed limit, if less, to the 401(k) Plan.  Under the 401(k) Plan, we may elect to make a discretionary contribution or match a discretionary percentage of employee contributions but we currently do not make any contributions nor have we matched any employee contributions.  The 401(k) Plan has a discretionary profit sharing component, which to date we have not implemented, whereby we can make a contribution in an amount to be determined annually by the Board of Directors.  An employee’s interests in his or her deferrals are 100% vested when contributed.  The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code.  As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership information of our common stock by:

•                  each person known to us to be the beneficial owner of more than 5% of our common stock and another significant stockholder;

•                  each named executive officer;

•                  each of our directors;

•                  all of our executive officers and directors as a group; and

•                  the selling stockholder (to the extent that the underwriters’ over-allotment option is exercised).

We have based our calculation of the percentage of beneficial ownership on 23,135,205 shares of common stock outstanding on March 15, 2007.

Each individual or entity shown in the table has furnished information with respect to beneficial ownership. We have determined beneficial ownership in accordance with the SEC’s rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 14, 2007, which is 60 days after March 15, 2007. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Optimer Pharmaceuticals, Inc., 10110 Sorrento Valley Road, Suite C , San Diego, California 92121.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
ProQuest Investments II, L.P. (1)	1,329,463	5.7%
Formosa Healthcare Investments, L.P.	1,271,573	5.5%
Par Pharmaceutical, Inc.	1,257,655	5.4%
Baker Brothers Investments (2)	1,250,000	5.4%
Directors and Named Executive Officers:
Michael N. Chang(3)	652,531	2.8%
Sherwood L. Gorbach(4)	28,700	*
Kevin P. Poulos	600	*
Tessie M. Che(5)	652,531	2.8%
John D. Prunty	—	*
Youe-Kong Shue(6)	101,531	*
Mark Auerbach(7)	2,884	*
Joseph Y. Chang(8)	209,416	*
Joseph J. Chow(9)	619,663	2.7%
Howard S. Lee(10)	1,292,916	5.6%
Martin C. Muenchbach(11)	1,028,508	4.4%
Alain B. Schreiber(12)	1,443,112	6.2%
All directors and executive officers as a group (12 persons)(13)	5,379,800	22.8%

*                           Less than 1%.

(1)                    Includes (i) 1,275,357 shares of common stock held by ProQuest Investments II, L.P. and (ii) 54,106 shares of common stock held by ProQuest Investments II Advisors Fund, L.P.

(2)                    Includes (i) 324,458 shares of common stock held by Baker Biotech Fund I, L.P.; (ii) 18,106 shares of common stock held by Baker /Tisch Investments, L.P.; (iii) 1,959 shares of common stock held by Baker Brothers Investments II, L.P.; (iv) 877,500 shares of common stock held by Baker Brothers Life Sciences, L.P. and (v) 27,977 shares of common stock held by 14159 L.P.

(3)                    Includes (i) 119,580 shares of common stock held by Dr. Chang; (ii) 224,198 shares of common stock that Dr. Chang has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (ii) 308,753 shares that his wife Tessie M. Che holds or has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options.

(4)                    Includes (i) 25,238 shares of common stock held by Dr. Gorbach and (ii) 3,462 shares of common stock that Dr. Gorbach has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options.

(5)                    Includes (i) 244,423 shares of common stock held by Dr. Che; (ii) 64,330 shares of common stock that Dr. Che has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (iii) 343,778 shares that her husband Michael N. Chang holds or has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options.

(6)                    Includes (i) 71,985 shares of common stock held by Dr. Shue; (ii) 3,702 shares of common stock that Dr. Shue has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (iii) 25,844 shares of common stock owned by members of his immediate family.

(7)                    Includes 2,884 shares of common stock that Mr. Auerbach, our director, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options.

(8)                    Includes (i) 92,306 shares of common stock held by our director, Dr. Chang; (ii) 24,804 shares of common stock that Dr. Chang, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (iii) 92,306 shares of common stock held by his wife, Wan Ping Chang.

(9)                    Includes (i) 24,804 shares of common stock that Mr. Chow, our director, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (ii) 594,859  shares of common stock held by SB Life Science Ventures I, L.P.  Mr. Chow is the Managing Director of SB Life Science Equity Management, LLC, the advisor to SB Life Science Ventures LLP and the general partner of SB Life Science Ventures I, L.P.  Mr. Chow disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(10)              Includes (i) 21,343 shares of common stock that Dr. Lee, our director, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (ii) 1,271,573 shares of common stock held by Formosa Healthcare Investments, L.P. Dr. Lee is the Managing Director for Silver Biotech, Inc. which manages Formosa Healthcare Investments, L.P.  Dr. Lee disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(11)              Includes (i) 2,884 shares of common stock that Dr. Muenchbach, our director, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; and (ii) 1,025,624 shares of common stock held by BB Biotech Ventures II, L.P. BB Biotech Ventures II, L.P. is managed by Swissfirst Asset Management AG, where Dr. Muenchbach is employed as an investment manager.  Dr. Muenchbach disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(12)              Includes (i) 113,649 shares of common stock that Dr. Schreiber, our director, has the right to acquire from us within 60 days of March 15, 2007 pursuant to the exercise of stock options; (ii) 1,329,463 shares of common stock held by ProQuest Investments II, L.P. and ProQuest Investments II Advisors Fund, L.P.  Dr. Schreiber is a managing member of ProQuest Associates II LLC., the general partner of ProQuest Investments II, L.P. and ProQuest Investments II Advisors Fund, L.P.  Dr. Schreiber disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein, if any.

(13)              Includes shares described in footnotes (3) through (12) above, except that Michael N. Chang’s stock ownership and Tessie M. Che’s stock ownership are not combined in this line item.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information with respect to all of our equity compensation plans in effect as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	1,496,945	$1.17	254,382
Equity compensation plans not approved by security holders	—	—	—
Total	1,496,945	$1.17	254,882

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a description of transactions since January 1, 2006 to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. Absent approval by our board of directors, our audit committee reviews and approves in advance any proposed related party transactions.

Participation in Initial Public Offering

Certain of our executive officers and principal stockholders and/or their affiliates including Michael N. Chang, Kevin P. Poulos, ProQuest Investments II, L.P. and ProQuest Investment II Advisors Fund, L.P. purchased an aggregate of approximately 275,565 shares of common stock in our initial public offering.

Par Pharmaceutical, Inc.

From 1990 through October 2006, Mark Auerbach served as Executive Chairman of the Board of Directors for Par Pharmaceutical Companies, Inc., the parent company of Par Pharmaceutical, Inc., a holder of greater than 5% of our outstanding common stock.

In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par exclusively collaborated to develop and commercialize Difimicin.  We had granted to Par an exclusive royalty-bearing license, with the right to sublicense, promote, market, distribute and sell Difimicin in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  We retained all other rights to Difimicin in the rest of the world.  In January 2007, we entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize Difimicin in North America and Israel.

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we have regained the rights to develop and commercialize Difimicin in North America and Israel.  We now hold worldwide rights to Difimicin.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of Difimicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of Difimicin in the rest of the world.  In addition, in the event we license our right to market Difimicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to Difimicin.  We are obligated to pay each these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.  See “— Collaborations, Commercial and License Agreements and Grants — Par Pharmaceutical, Inc.”

Stock Option Grants to Executive Officers

•                  In July 2006, we granted to Kevin P. Poulos an option to purchase 101,536 shares of our common stock at an exercise price of $2.17 per share, with one-fourth of the shares subject to the option vesting one year after the grant date, and one forty-eighth of the total shares vest each month thereafter.

•                  In July 2006, we granted to John D. Prunty an option to purchase 101,536 shares of our common stock at an exercise price of $2.17 per share, with one-fourth of the shares subject to the option vesting one year after the grant date, and one forty-eighth of the total shares vest each month thereafter.

Director Independence

Our board of directors has determined that five of our seven directors are independent directors, as defined by Rule 4200(a)(15) of the National Association of Securities Dealers. The five independent directors are Mark Auerbach, Joseph Y. Chang, Joseph S. Chow, Howard S. Lee and Alain B. Schreiber.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2006 and 2005, by Ernst & Young LLP, our independent registered public accounting firm.

	Fiscal Year Ended
	2006	2005
	(In thousands)
Audit Fees	$51	$39
Audit-related Fees	—	—
All Other Fees	484	2
Total Fees	$535	$41

The 2006 fees described above were approved by the Audit Committee. All other fees include expenses related to the Company’s initial public offering.

During the fiscal year ended December 31, 2006, there were no hours expended on the Company’s financial audit by Ernst & Young LLP that were provided by persons other than Ernst & Young’s full-time permanent employees.

Pre-Approval Policies and Procedures.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, and audit-related services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description of Document
3.1	(3)	Amended and Restated Certificate of Incorporation of the registrant.
3.2	(2)	Amended and Restated Bylaws of the registrant.
4.1	(4)	Form of Common Stock Certificate of the registrant.
4.2	(1)	Warrant Agreement between the registrant and Pacific Sorrento Technology Park dated June 1, 2000.
4.3	(1)	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain stockholders of the registrant dated November 30, 2005.
10.1	(1)*

Master Service Agreement between the registrant and Advanced Biologics, LLC, dated November 16, 2005, as amended by the Addendum to the Master Services Agreement between the registrant and Advanced Biologics, LLC, dated January 16, 2006.

10.2	(1)	Grant to the registrant by The National Institutes of Health dated June 1, 2005.
10.3	(3)*	Collaboration Research and Development and License Agreement between the registrant and Cempra Pharmaceuticals, Inc., dated March 31, 2006.
10.4	(4)*

Agreement between the registrant and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended by the First Amendment to License Agreement between the registrant and Sloan-Kettering Institute for Cancer Research dated June 30, 2005.

10.5	(3)*	License Agreement between the registrant and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.6	(1)*	License Agreement between the registrant and The Scripps Research Institute dated July 23, 1999.
10.7	(1)*	License Agreement between the registrant and The Scripps Research Institute dated May 30, 2001.
10.8	(1)*	License Agreement between the registrant and The Scripps Research Institute dated May 30, 2001.
10.9	(1)*	License Agreement between the registrant and The Scripps Research Institute dated June 1, 2004.
10.10	(3)

Building Lease between the registrant and Pacific Sorrento Technology Park dated May 1, 2001, as amended by the First Amendment to Building Lease between the registrant and Pacific Sorrento Technology Park dated July 12, 2001.

10.11	(1)+	Form of Employee Proprietary Information Agreement of the registrant.
10.12	(1)+	Employment Agreement between the registrant and Michael N. Chang dated June 17, 2005.
10.13	(1)+	Offer letter between the registrant and Sherwood L. Gorbach dated October 6, 2005.
10.14	(1)+	Offer letter between the registrant and Kevin P. Poulos dated June 15, 2006.
10.15	(1)+	Offer letter between the registrant and John D. Prunty dated May 10, 2006.
10.16	(1)+	Offer letter between the registrant and Tessie M. Che dated August 30, 2001.
10.17	(1)+	Offer letter between the registrant and Youe-Kong Shue dated February 18, 2000.
10.18	(1)+	Form of Indemnification Agreement between the registrant and its directors and officers.
10.19	(1)+	Form of the 1998 Stock Plan of the registrant.
10.20	(1)+	Form of 1998 Stock Plan Stock Option Agreement of the registrant.
10.21	(3)+	Form of 2006 Equity Incentive Plan of the registrant.

10.22	(3)+	Form of Employee Stock Purchase Plan of the registrant.
10.23	(3)	Prospective Buy-Back Agreement between the registrant and Par Pharmaceutical, Inc. dated January 19, 2007.
10.24	(5)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended on July 6, 2006 by the Agreement to Amend Supply Agreement dated August 29, 2005 (Amendment 1).
10.25	(5)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+              Indicates management contract or compensatory plan.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)                                  Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.

(2)                                  Filed with Registrant’s Amendment No. 2 to Registration Statement on Form S-1 on January 5, 2007.

(3)                                  Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(4)                                  Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(5)                                    Filed with the Registrant’s Registration Statement on Form 8-K on February 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS

Dated: March 29, 2007	By:	/s/ Michael N. Chang
	Name:	Michael N. Chang
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL N. CHANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2007
Michael N. Chang

/s/ JOHN D. PRUNTY	Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2007
John D. Prunty

/s/ MARK AUERBACH	Director	March 29, 2007
Mark Auerbach

/s/ JOSEPH Y. CHANG	Director	March 29, 2007
Joseph Y. Chang

/s/ JOSEPH J. CHOW	Director	March 29, 2007
Joseph J. Chow

/s/ HOWARD S. LEE	Director	March 29, 2007
Howard S. Lee

/s/ MARTIN C. MUENCHBACH	Director	March 29, 2007
Martin C. Muenchbach

/s/ ALAIN B. SCHREIBER	Director	March 29, 2007
Alain B. Scheiber

EXHIBIT INDEX

Exhibit No.		Description of Document
3.1	(3)	Amended and Restated Certificate of Incorporation of the registrant.
3.2	(2)	Form of Bylaws of the registrant.
4.1	(4)	Form of Common Stock Certificate of the registrant.
4.2	(1)	Warrant Agreement between the registrant and Pacific Sorrento Technology Park dated June 1, 2000.
4.3	(1)	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain stockholders of the registrant dated November 30, 2005.
10.1	(1)*

Master Service Agreement between the registrant and Advanced Biologics, LLC, dated November 16, 2005, as amended by the Addendum to the Master Services Agreement between the registrant and Advanced Biologics, LLC, dated January 16, 2006.

10.2	(1)	Grant to the registrant by The National Institutes of Health dated June 1, 2005.
10.3	(3)*	Collaboration Research and Development and License Agreement between the registrant and Cempra Pharmaceuticals, Inc., dated March 31, 2006.
10.4	(4)*

Agreement between the registrant and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended by the First Amendment to License Agreement between the registrant and Sloan-Kettering Institute for Cancer Research dated June 30, 2005.

10.5	(3)*	License Agreement between the registrant and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.6	(1)*	License Agreement between the registrant and The Scripps Research Institute dated July 23, 1999.
10.7	(1)*	License Agreement between the registrant and The Scripps Research Institute dated May 30, 2001.
10.8	(1)*	License Agreement between the registrant and The Scripps Research Institute dated May 30, 2001.
10.9	(1)*	License Agreement between the registrant and The Scripps Research Institute dated June 1, 2004.
10.10	(3)

Building Lease between the registrant and Pacific Sorrento Technology Park dated May 1, 2001, as amended by the First Amendment to Building Lease between the registrant and Pacific Sorrento Technology Park dated July 12, 2001.

10.11	(1)+	Form of Employee Proprietary Information Agreement of the registrant.
10.12	(1)+	Employment Agreement between the registrant and Michael N. Chang dated June 17, 2005.
10.13	(1)+	Offer letter between the registrant and Sherwood L. Gorbach dated October 6, 2005.
10.14	(1)+	Offer letter between the registrant and Kevin P. Poulos dated June 15, 2006.
10.15	(1)+	Offer letter between the registrant and John D. Prunty dated May 10, 2006.
10.16	(1)+	Offer letter between the registrant and Tessie M. Che dated August 30, 2001.
10.17	(1)+	Offer letter between the registrant and Youe-Kong Shue dated February 18, 2000.
10.18	(1)+	Form of Indemnification Agreement between the registrant and its directors and officers.
10.19	(1)+	Form of the 1998 Stock Plan of the registrant.
10.20	(1)+	Form of 1998 Stock Plan Stock Option Agreement of the registrant.
10.21	(3)+	Form of 2006 Equity Incentive Plan of the registrant.
10.22	(3)+	Form of Employee Stock Purchase Plan of the registrant.
10.23	(3)	Prospective Buy-Back Agreement between the registrant and Par Pharmaceutical, Inc. dated January 19, 2007.
10.24	(5)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended on July 6, 2006 by the Agreement to Amend Supply Agreement dated August 29, 2005 (Amendment 1).
10.25	(5)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+              Indicates management contract or compensatory plan.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)                                  Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.

(2)                                  Filed with Registrant’s Amendment No. 2 to Registration Statement on Form S-1 on January 5, 2007.

(3)                                  Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(4)                                  Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(5)                                  Filed with the Registrant’s Registration Statement on Form 8-K on February 26, 2007.