Form 10-Q
period 2007-03-31
OPTIMER PHARMACEUTICALS INC
filed 2007-05-10
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33291

OPTIMER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0830300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10110 Sorrento Valley Road, Suite C
San Diego, CA 92121

(Address of principal executive office)

(858) 909-0736

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of May 1, 2007 was 23,136,127 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2007
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations – Three months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

SIGNATURE
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Optimer Pharmaceuticals, Inc.
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,885,444	$6,122,438
Short-term investments	31,340,388	15,218,860
Research grant and contract receivables	169,015	163,502
Prepaid expenses and other current assets	679,932	1,549,062
Total current assets	44,074,779	23,053,862
Property and equipment, net	778,660	744,564
Other assets	302,054	315,490
Total assets	$45,155,493	$24,113,916
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,487,380	$1,753,394
Accrued expenses	2,765,984	3,310,199
Total current liabilities	5,253,364	5,063,593
Deferred rent	290,265	292,384
Commitments and contingencies
Redeemable preferred stock, $0.001 par value:
Series B redeemable convertible, no shares and 6,461,439 shares authorized at March 31, 2007 and December 31, 2006, respectively; no shares and 4,132,736 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	32,198,929
Series C redeemable convertible, no shares and 1,615,359 shares authorized at March 31, 2007 and December 31, 2006, respectively; no shares and 1,538,437 shares outstanding at March 31, 2007 and December 31, 2006, respectively	—	11,494,052
Series D redeemable convertible, no shares and 3,923,016 shares authorized at March 31, 2007 and December 31, 2006, respectively; no shares and 2,861,277 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	21,766,662
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.001, no shares and 2,307,656 shares authorized at March 31, 2007 and December 31, 2006, respectively; no shares and 1,523,051 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; liquidation preference of $0 and $3,300,000 at March 31, 2007 and December 31, 2006, respectively	—	1,523
Common stock, $0.001 par value, 75,000,000 shares and 25,384,225 shares authorized at March 31, 2007 and December 31, 2006, respectively; 23,181,356 and 2,704,476 shares issued and outstanding at March 31, 2007 and December 31, 2006 respectively; 46,153 held in treasury	23,181	2,704
Treasury stock, at cost; 46,153 shares	(100,000)	(100,000)
Additional paid-in capital	115,767,449	4,997,421
Accumulated other comprehensive loss	(16,172)	(44,971)
Accumulated deficit	(76,062,594)	(51,558,381)
Total stockholders’ equity (deficit)	39,611,864	(46,701,704)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$45,155,493	$24,113,916

See accompanying notes.

Optimer Pharmaceuticals, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Research grants	$—	$204,059
Collaborative research agreements	146,298	217,163
Total revenues	146,298	421,222
Operating expenses:
Research and development	23,446,267	2,097,985
Marketing	551,997	—
General and administrative	1,094,468	619,119
Total operating expenses	25,092,732	2,717,104
Loss from operations	(24,946,434)	(2,295,882)
Interest income and other, net	442,221	291,273
Net loss	(24,504,213)	(2,004,609)
Accretion to redemption amount of redeemable convertible preferred stock	—	(82,302)
Net loss allocable to common stockholders	$(24,504,213)	$(2,086,911)

Basic and diluted net loss per share attributable to common stockholders	$(1.75)	$(0.85)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	14,039,248	2,445,820

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(24,504,213)	$(2,004,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,024	142,647
Stock based compensation	245,267	76,473
Non-cash compensation related to forgiveness of note receivable from officer	—	18,750
Deferred rent	(2,119)	3,729
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	869,130	(38,927)
Research grant and contract receivables	(5,513)	306,311
Other assets	13,436	(838)
Accounts payable and accrued expenses	189,771	(419,813)
Net cash used in operating activities	(23,118,217)	(1,916,277)

Investing activities
Purchases of short-term investments	(26,623,302)	(66,726)
Sales or maturity of short-term investments	10,500,000	—
Purchase of property and equipment	(110,120)	(12,590)
Net cash used in investing activities	(16,233,422)	(79,316)

Financing activities
Proceeds from sale of common stock	43,713,805	28,427
Proceeds from exercise of warrants	1,370,267	—
Net cash provided by financing activities	45,084,072	28,427
Effect of exchange rate changes on cash and cash equivalents	30,573	(2,791)
Net increase (decrease) in cash and cash equivalents	5,763,006	(1,969,957)
Cash and cash equivalents at beginning of period	6,122,438	19,943,959
Cash and cash equivalents at end of period	$11,885,444	$17,974,002

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	65,461,166	—

See accompanying notes.

Optimer Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.              Interim Financial Information

Organization and Business Activities

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  The Company currently has two anti-infective product candidates, OPT-80 formerly known as “PAR-101” or “Difimicin”, for the treatment of Clostridium difficile-associated diarrhea, and Prulifloxacin, for the treatment of infectious diarrhea, including travelers’ diarrhea.

Optimer is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration (“FDA”) and other government regulations and its ability to obtain additional funding to support its operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.            Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within accumulated other comprehensive loss in the condensed consolidated balance sheets.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense. The cost of securities sold is computed using the specific identification method.

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

Research and Development Expenses

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs.  SFAS 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, or approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations, or CROs, and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The comprehensive loss was $24.5 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, and common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the requirements of SFAS 157; if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for our fiscal year beginning after November 15, 2007. Early adoption is permitted. We have not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, adopted this statement as of January 1, 2007.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.

As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings at January 1, 2007 the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. At March 31, 2007, the Company had no unrecognized tax benefits. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

The Company has not currently completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the possibility that there could be additional changes in the future.  If the Company experienced a greater than 50 percentage point change or shift in ownership over a 3-year time frame since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383.  The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

3.              Reverse Stock Split

The Company’s board of directors and stockholders authorized a 1-for-2.1667 reverse stock split in December 2006 and January 2007, respectively, for all outstanding preferred and common shares.  All share information has been retroactively restated to reflect the reverse stock split.

4.            Initial Public Offering

On February 14, 2007, 7,000,000 shares of common stock were sold at a price of $7.00 per share, resulting in aggregate proceeds of approximately $43.6 million, net of underwriting discounts and commissions and offering expenses.  In addition, during February 2007, the underwriters exercised in full the over-allotment option to purchase an additional 1,050,000 shares of the Company’s common stock from a selling stockholder.

5.              Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale and all of which are due within one year by contractual maturity with the exception of the other securities which are taxable auction rate securities.  Determination of estimated fair value is based upon quoted market prices.

	March 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$2,000,985	$—	$(1,305)	$1,999,680
Commercial Paper	1,999,706	—	(646)	1,999,060
Corporate debt securities	5,002,127	779	(4,649)	4,998,257
Foreign debt securities	1,782,831	—	(1,907)	1,780,924
U.S. securities and other government obligations	12,935,913	—	(38,446)	12,897,467
Other securities	7,665,000	—	—	7,665,000
	$31,386,562	$779	$(46,953)	$31,340,388

	December 31, 2006
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$15,263,259	$—	$(44,399)	$15,218,860

Investments in a net unrealized loss position as of March 31, 2007 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposits	2	$1,999,680	$(1,305)	$—	$—	$1,999,680	$(1,305)
Commercial Paper	1	1,999,060	(646)	—	—	1,999,060	(646)
Corporate debt securities	5	4,184,897	(4,649)	—	—	4,184,897	(4,649)
Foreign debt securities	2	1,780,924	(1,907)	—	—	1,780,924	(1,907)
U.S. securities and other government obligations	4	12,897,467	(38,446)	—	—	12,897,467	(38,446)
	14	$22,862,028	$(46,953)	$—	$—	$22,862,028	$(46,953)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

6.              Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective-transition-method and therefore, prior period results will not be restated.  SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”), and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under this transition method, the compensation costs related to all equity instruments granted prior to, but not yet vested as of, the adoption date of SFAS 123(R) are recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123.  Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS 123(R).  Additionally, under the provisions of SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

During the three months ended March 31, 2007, the Company recorded $227,429, or $0.02 per share, of stock-based compensation expense as a result of the adoption of SFAS 123(R).  Of this amount, the Company allocated $89,924, $53,306 and $84,199 to research and development, marketing and general and administrative expenses, respectively, based on the department to which the associated employee reported.  No related tax benefits of the stock-based compensation expense have been recognized since the inception of the Company.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months ended March 31, 2007 and 2006, using the Black-Scholes option pricing model:

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.80%	4.80%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	65.82%	65.82%

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

Based on these assumptions, the per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2007 was $6.49 per share.

At March 31, 2007, the total unrecognized compensation expense related to non-vested stock options was approximately $3,540,539 and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

Total stock-based compensation expense, related to all of the Company’s stock-based options granted, recognized for the three months ended March 31, 2007 and 2006 was comprised as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Research and development	$89,924	$6,480
Marketing	53,306	—
General and administrative	84,199	12,366
Stock-based compensation expense	$227,429	$18,846
Stock-based compensation expense, per common share, basic and diluted	$0.02	$—

7.              Collaboration Agreement

In January 2007, the Company entered into a prospective buy-back agreement with Par Pharmaceuticals, or Par, which provided the Company with an option to terminate the collaboration agreement entered in April 2005 that provided Par to develop and commercialize OPT-80 and granted Par an exclusive royalty bearing license, with the right to sublicense, promote, market, distribute and sell OPT-80 in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  The Company retained all other rights to OPT-80 in the rest of the world.

In February 2007, the Company elected to terminate the collaboration agreement with Par, and exercised the rights under a prospective buy-back agreement to repurchase Par’s right to develop and commercialize OPT-80 in North America and Israel.  The Company paid Par a one-time $20.0 million termination fee and recorded the payment as research and development expense.  The Company now holds worldwide rights to OPT-80. The Company is also obligated to pay Par a one-time $5.0 million milestone payment, a potential payment to Par of approximately $1.9 million for OPT-80 inventory, a 5% royalty on net sales by the Company, its affiliates or its licensees of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of OPT-80 in the rest of the world.  In addition, the Company assumed Par’s obligation to make a potential prepayment to Biocon Limited, or Biocon, subject to future set offs as a result of such assumption and assignment, pursuant to Par’s agreement with Biocon.  The one-time $5.0 million milestone payment shall be paid after the earliest to occur of (i) the successful completion by the Company of its pivotal Phase 3 trial for OPT-80, (ii) the Company’s grant to a third party of the rights to OPT-80 or (iii) the submission to the FDA of an NDA for OPT-80.  In addition, in the event the Company licenses its right to market OPT-80 in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to OPT-80.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

8.              Stockholders’ Equity (Deficit)

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  As a result of completing of the Company’s initial public offering in February 2007, the 1998 Plan was terminated and no additional grants will be issued from this Plan. In December 2006, the board of directors approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and any parent and subsidiary corporations’ employees and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year;(ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Under the 2006 Plan, the exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.  The term of an incentive stock option may not exceed the years from the date of grant (five years for a 10% stockholder).  Options generally vest over a period of four years.  The 2006 Plan is administered by the compensation committee of the Company’s board of directors.

The aggregate intrinsic value of options exercised during the quarter ended March 31, 2007 was approximately $1,014,783.

Following is a summary of stock option activity for the three months ended March 31, 2007:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2006	1,496,945	$1.17
Granted	233,753	$9.18
Exercised	(100,291)	$0.93
Canceled	(—)	$—
Balance as of March 31, 2007	1,630,407	$0.85

As of March 31, 2007, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	March 31, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22	67,690	3.8	$0.22	67,690	$0.22
$0.65	412,595	4.7	$0.65	412,595	$0.65
$1.08	568,892	7.9	$1.08	330,285	$1.08
$2.17	363,630	9.3	$2.17	35,045	$2.17
$9.70	217,600	10.0	$9.70	—	$—
	1,630,407	7.5	$2.33	845,615	$0.85

Of the options outstanding, 845,615 options were vested as of March 31, 2007, with a weighted average remaining contractual life of 6.0 years and a weighted average exercise price of $0.85 per share, while 784,792 were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, it established the employee stock purchase plan.  The Company’s board of directors adopted the employee stock purchase plan in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of our common stock will be made available for sale.  In addition, the employee stock purchase plan provides for annual increases in the number of shares available for issuance under the employee stock purchase plan on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes appearing elsewhere in this report.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We currently have two late-stage anti-infective product candidates, OPT-80 and Prulifloxacin.  OPT-80, our lead product candidate, is an antibiotic currently in a Phase 3 registration trial for the treatment of CDAD, the most common nosocomial diarrhea.  In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par Pharmaceutical, Inc., or Par, exclusively collaborated in the clinical development and commercialization of OPT-80.  In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize OPT-80 in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to OPT-80.  The FDA has granted Fast Track status for OPT-80 in the treatment of CDAD.  Fast Track designation indicates that OPT-80 has the potential to treat life-threatening diseases with unmet medical needs.  OPT-80 was also chosen to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products.  The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process.  Participation in these programs will not eliminate any phase of clinical development.  Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of infectious diarrhea, including travelers’ diarrhea, a community-acquired infection which can be caused by a broad range of bacteria.  We will seek a label for Prulifloxacin for the treatment of infectious diarrhea and initially plan to focus commercialization efforts on the treatment of travelers’ diarrhea.  Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics.   We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998.  Since inception, we have focused on hiring our management team and initial operating employees and on developing our product candidates, including OPT-80 and Prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of March 31, 2007, we had an accumulated deficit of $76.1 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

Critical Accounting Policies

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures.  Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Prior to SFAS No. 123(R), we disclosed the pro forma effects of applying SFAS No. 123 under the Black-Scholes method.  We adopted SFAS No. 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to December 31, 2005. Under SFAS No. 123(R), we calculate the fair value of stock option grants using the Black-Scholes option-pricing model.  The assumptions used in the Black-Scholes model were 6.1 years for the expected term, 65.8% for the expected volatility, 4.8% for the risk free rate and 0.0% for dividend yield for the quarter ended March 31, 2007.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions.

The weighted average expected option term for 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin, or SAB, No. 107 which was issued in March 2005.  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2007 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

As of March 31, 2007, we had approximately $3.5 million of unrecognized stock-based compensation costs related to non-vested equity awards.  As of March 31, 2007, we had outstanding vested options to purchase 845,615 shares of our common stock and unvested options to purchase 784,792 shares of our common stock.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

Collaboration and Grant Revenues.  Collaboration and grant revenues for the three months ended March 31, 2007 and 2006 were $146,000 and $421,000, respectively.  The decrease of $275,000, or 65%, was due to a decrease in revenue from Small Business Innovation Research Program, or SBIR grants and the conclusion of a development and license agreement.

Research and Development Expense.  Research and development expense for the three months ended March 31, 2007 and 2006 were $23.4 million and $2.1 million, respectively.  The increase of $21.3 million is due primarily to the $20.0 million payment to Par to reacquire the North American rights to OPT-80.  Research and development expenses also increased due to progress on our OPT-80 and Prulifloxacin clinical trials.

Marketing.  The Company incurred $552,000 of marketing expense in the three months ended March 31, 2007.  The expenses related to salaries, sponsoring a symposium at an international scientific conference and public relations services.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2007 and 2006 were $1.1 million and $619,000, respectively.  The increase of $475,000 or 77% was due to higher accounting fees, legal expenses, insurance and compensation expenses, including $84,000 of stock compensation expense.

Interest Income and Other, net.  Net interest income and other for the three months ended March 31, 2007 and 2006 were $442,000 and $291,000, respectively.  The increase was primarily due to higher cash and short-term investment balances as a result of the initial public offering which closed on February 14, 2007.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2007, we received gross proceeds of approximately $118.9 million from the sale of shares of our preferred and common stock as follows:

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

Until required for operations, we have invested a substantial portion of our available funds in money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of March 31, 2007, cash, cash equivalents and short-term investments totaled approximately $43.2 million as compared to $21.3 million as of December 31, 2006, an increase of approximately $21.9 million.  We raised $43.6 million in net proceeds from our initial public offering which closed in February 14, 2007.  We paid Par $20.0 million of the net proceeds to reacquire the North American rights to OPT-80.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates.

In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par exclusively collaborated to develop and commercialize OPT-80.  We had granted to Par an exclusive royalty-bearing license, with the right to sublicense, promote, market, distribute and sell OPT-80 in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  We retained all other rights to OPT-80 in the rest of the world.  In January 2007, we entered into a prospective buy-back agreement with Par which provided us with an option to terminate the collaboration and repurchase the rights to develop and commercialize OPT-80 in North America and Israel.

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we have repurchased the rights to develop and commercialize OPT-80 in North America and Israel.  We now hold worldwide rights to OPT-80.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of OPT-80 in the rest of the world.  In addition, in the event we license our right to market OPT-80 in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to OPT-80.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon regarding the active pharmaceutical ingredient, or API, for OPT-80.  Under this agreement, Biocon shall supply to us our requirements of API for certain markets.  We may be obligated to pay to Biocon a $3.0 million prepayment for capital investments made by Biocon, which shall be subject to set-offs against future purchases by us of the API for OPT-80.  The supply agreement shall terminate upon the tenth anniversary of the commercial launch of OPT-80 unless earlier terminated by mutual agreement or material default of either party.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the progress of our clinical trials, including expenses to support the trials and the milestone payment that may become payable to Par and Nippon Shinyaku;

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

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of March 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligation	$3,258	$752	$1,367	$1,139	$—

We have contracted with a contract research organization, or CRO, for clinical research services for the OPT-80 Phase 3 clinical trials and Prulifloxacin Phase 3 clinical trials.  We have issued purchase orders totaling $24.2 million for these services, $20.4 million of which were issued in 2006.  We can terminate the service agreement at any time upon 60 days’ written notice to the CRO.  We have not included any amounts related to the CRO contract in the table above.

The contractual obligations table does not include (a) a potential future milestone payment in the amount of $1.0 million to Nippon Shinyaku due upon filing our first NDA in the United States for Prulifloxacin, (b) potential future milestone payments to Cempra in the amount of $1.0 million due upon the regulatory approval of each of the first two products we develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, (c) potential future milestone payments to SKI for each product licensed under the SKI agreement as follows: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, (d) potential future milestone payments of up to $14.0 million to TSRI due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval, (e)  a future $5.0 million milestone payment and a potential approximately $1.9 million payment for OPT-80 inventory to Par or (f) a potential $3.0 million prepayment to Biocon, subject to future set-offs, from the assignment by Par to us of its supply agreement with Biocon.  We may also be required to pay royalties on any net sales of Prulifloxacin, OPT-80 and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of March 31, 2007 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.  Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Risks Related to Our Business

We are a company with limited sources of revenue, and we are largely dependent on the success of our lead product candidate OPT-80 and, to a lesser degree, our other lead product candidate Prulifloxacin.

We are a biopharmaceutical company with no products approved for commercial sale and, to date, we have not generated any revenues from product sales.  Our ability to generate future revenues depends heavily on our success in:

•                  developing and securing U.S. and/or foreign regulatory approvals for OPT-80 and Prulifloxacin and, to a lesser extent, other product candidates;

•                  commercializing any product candidates for which we receive approval from the FDA; and

•                  generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

Our product candidates will require extensive additional clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We have not submitted an NDA, or received marketing approval for either OPT-80 or Prulifloxacin, and we cannot be certain that either of these product candidates will be successful in clinical trials or receive regulatory approval.  If we do not receive regulatory approval for and successfully commercialize OPT-80 and Prulifloxacin, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

We believe our initial success will be more dependent on OPT-80 than Prulifloxacin, because we believe that our market for the treatment of Clostridium difficile-associated diarrhea, or CDAD, is larger than our market for the treatment of infectious diarrhea.  Even if we successfully obtain regulatory approval to market OPT-80 or Prulifloxacin, our revenues for either drug candidate are dependent upon the size of the markets in the territories for which we have commercial rights.  If the markets for the treatment of CDAD or infectious diarrhea are not as significant as we estimate, our business and prospects will be harmed.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2007, we had an accumulated deficit of approximately $76.1 million.  We have generated no revenues from product sales to date.  We have funded our operations to date from the sale of approximately $118.9 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We intend to use the net proceeds from our initial public offering for the clinical trials and other research and development activities of OPT-80 and Prulifloxacin; to fund commercialization activities, including conducting pre-launch preparations;  to fund working capital and general corporate purposes; and potential in-licenses and acquisitions of products or product candidates.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of OPT-80, Prulifloxacin and other product candidates, or continue our other research and development programs.

Our operations have consumed substantial amounts of cash since inception.  We expect to continue to spend substantial amounts to:

•                  complete the clinical development of OPT-80 and Prulifloxacin;

•                  license or acquire additional product candidates;

•                  launch and commercialize any product candidates for which we receive regulatory approval, including building our own sales force to address certain markets; and

•                  continue our research and development programs to advance our product pipeline.

We will require additional capital to complete the development and commercialization of our current lead product candidates OPT-80 and Prulifloxacin.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We do not currently have sufficient resources to develop and commercialize OPT-80 on our own. If we are unable to find a collaboration partner or are unable to effectively collaborate with one or more partners for the development and commercialization of OPT-80, we will not generate sufficient revenues from sales of OPT-80 and our business will be materially harmed.

We currently plan to build our own marketing and sales force for OPT-80 and Prulifloxacin in the United States.  However, we may also seek one or more partners for the commercialization of OPT-80.  We cannot be certain that we would be successful in attracting any such partners, due to our continuing obligations to pay royalties to Par, other terms of the prospective buy-back agreement or other factors.  If we were not able to find appropriate partners for the continued development and commercialization of OPT-80, we would either have to delay these initiatives, or raise significant additional funds to develop clinical and commercialization capabilities internally.  In either case, our business and prospects would be harmed.

We are subject to a number of additional risks associated with our dependence on collaborations with third parties.  Conflicts may arise between us and collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration.  If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests.  Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of OPT-80, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

In addition, a collaborator may shift its research, development, manufacturing and commercialization resources to other product opportunities including those that might be competitive with OPT-80.

We or a future collaborator could also fail to manage effectively the manufacturing relationship with Biocon.  Biocon, is the manufacturer and the supplier of API for OPT-80 and is located in India. As such, Biocon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current good manufacturing practices regulations, or cGMP, and similar foreign standards.  We or a future collaborator could fail to monitor Biocon’s compliance with these regulations and standards and Biocon’s failure to comply could result in a temporary or permanent shutdown of Biocon’s manufacturing operations, which would interrupt clinical and/or commercial supplies of OPT-80.  In such event, we or our collaborator would be required to find and qualify an alternative supply of OPT-80, which might not be available in the necessary quantities or on suitable terms for our clinical or commercial needs.  Any alternative manufacturer would be required to be approved by the FDA and other regulatory authorities.  In addition, the search for an alternative supply of OPT-80 could be time consuming, causing distraction on the part of our management team and potential delay of clinical trials, regulatory approvals or subsequent commercial sales of OPT-80.

If we cannot commercialize OPT-80, we will have to rely solely on Prulifloxacin and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially and adversely harmed.  If either we or Par do not perform or devote sufficient resources to our respective obligations under the buy-back agreement, or if we and Par do not work effectively together, OPT-80 may not be successfully approved and commercialized.  For example, Par provided technical support and transferred technology to us for regulatory filings, manufacturing, and commercialization of OPT-80 through the transition period which ended on April 30, 2007.  We may request Par to provide further support in areas such as manufacturing, regulatory and patent filings.  We may need to establish an alternative collaboration and we may not be able to do so on acceptable terms or at all.

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

Although the FDA has granted Fast Track status to OPT-80 and selected it for participation in a CMA Pilot 2 Program, we cannot be certain that we will receive any benefits from these designations or that the designations will expedite regulatory review or approval of OPT-80.  Participation in these programs will not eliminate any phase of clinical development.  Moreover, our participation in the CMA Pilot 2 Program will involve frequent scientific discussions and other interactions with the staff of the FDA during the investigational new drug phase of our development of OPT-80.  These frequent discussions could subject OPT-80 to a greater level of scrutiny than it might otherwise have received or require us to make more frequent submissions and endure other burdens that would have been avoided if we had not participated in the program.  Therefore, despite any potential benefits of OPT-80’s Fast Track and CMA Pilot 2 Program designations, significant uncertainty remains regarding the clinical development and regulatory approval process for OPT-80.

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

We may experience delays in clinical trials of our product candidates.  OPT-80 is currently in a Phase 3 clinical trial for the treatment of CDAD.  We initiated a second Phase 3 pivotal trial of the same design in the second quarter of 2007.  We anticipate completing both of these trials in 2008.  If both trials are successful, we intend to file an NDA as soon as practical thereafter. In addition, we are planning to conduct clinical and proof of concept clinical trials for other indications of OPT-80.  Prulifloxacin is in two Phase 3 trials for the treatment of travelers’ diarrhea.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to NDA submission to compare Prulifloxacin to ciprofloxacin.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in clinical sites dropping out of a trial, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.  Several of our principal investigators have stated that the enrollment rate in the clinical trials for OPT-80 has been less than projected.  Our original projections were based on enrollment rates for our Phase 2a trial of OPT-80.  The enrollment rate for our Phase 2b trial of OPT-80 was approximately half of our original projections.  We have now added additional sites and expect to be able to continue to add additional sites in order to enroll the appropriate number of patients for these trials.  As a result of the lower than expected enrollment rates, we transitioned our Phase 2b trial into the Phase 3 portion of the trial in the first quarter of 2007 as opposed to the fourth quarter of 2006 as was originally scheduled. If we continue to experience lower than expected enrollment in the trials, the trials may not be completed as currently scheduled and we will incur delays in obtaining regulatory approval as well as additional significant expenses.  Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

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

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In previous clinical trials of OPT-80, certain patients experienced non-drug related adverse events.  Patients treated with Prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  Our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects.  In such event, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may harm our business and prospects significantly.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs, such as INC Research, formerly known as “Advanced Biologics, LLC”, to provide monitors for and to manage data for our on-going clinical programs.

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

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach.  In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  INC Research has been heavily involved in the clinical development and regulatory approval process for our lead product candidates and possesses significant experience with the regulatory process.  We substantially rely on INC Research to conduct the clinical trials for OPT-80 and Prulifloxacin.  INC Research has also subcontracted with other third-party CRO’s for various aspects of the clinical trials.  If any relationships with INC Research or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that INC Research has with government agencies.  In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If we fail to gain and maintain approval from regulatory authorities in international markets for OPT-80 and any future product candidates for which we have rights in international markets, our market opportunities will be limited.

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidate in those countries.  This is important for the commercialization of OPT-80 for which we currently have exclusive worldwide marketing rights.  Approval in one jurisdiction does not ensure approval in any other jurisdictions.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  Other than Prulifloxacin, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates is approved for sale in any international market for which we have rights, and we do not have experience in obtaining regulatory approval in international markets.  If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

We currently have no marketing and sales organization and have no experience in marketing drug products.  If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We currently do not have a sales organization for the marketing, sales and distribution of pharmaceutical products.  In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We plan to build our own marketing and sales force to commercialize OPT-80 in our core markets and will seek third-party partners in our non-core markets.  We own exclusive rights to commercialize Prulifloxacin in the United States, and we contemplate establishing our own sales force or seeking third-party partners to sell Prulifloxacin in the United States.  The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  To the extent we rely on third parties to commercialize our products, if any, we will receive less revenues than if we commercialized these products ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We may not be able to adequately build our own marketing and sales capabilities or enter into acceptable agreements to market and commercialize OPT-80 successfully in international markets.

If appropriate regulatory approvals are obtained, we intend to commercialize OPT-80 in international markets by building our own marketing and sales force and through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing OPT-80 on our own.  We also plan to develop our own marketing and sales force.  We anticipate marketing OPT-80 in a number of countries in Europe and Latin America to hospital-based and long-term care physicians, including gastroenterologists, infectious disease specialists and internists.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we are unable to develop an effective international sales force and fail to enter into collaboration arrangements for our products, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to OPT-80 and Xifaxan® with respect to Prulifloxacin, and generic antibiotics such as metronidazole and vancomycin with respect to OPT-80 and ciprofloxacin with respect to Prulifloxacin.  In addition, we anticipate that OPT-80 will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD, such as Tolevamer™, a toxin absorber being developed by Genzyme Corporation, and Xifaxan®, an antibiotic being developed by Salix Pharmaceuticals, Ltd.  Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We anticipate that, if approved, OPT-80 and Prulifloxacin will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, OPT-80, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole.  OPT-80 currently faces generic oral vancomycin competition in Europe and may face competition from generic oral vancomycin in the United

States in 2008.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole is sold at such a low price, we believe it will be difficult to sell OPT-80 as a first-line therapy for the treatment of CDAD.  If we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to OPT-80, Prulifloxacin or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including OPT-80 and Prulifloxacin.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or neglect to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.

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

Our ability to develop and commercialize OPT-80 and Prulifloxacin and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  We have not yet manufactured commercial batches of OPT-80, Prulifloxacin or any of our other product candidates.  Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Such difficulties could result in delays in clinical trials, regulatory submissions, or commercialization of our product candidates.  The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms, would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Once a product candidate is approved and being marketed, such difficulties could also result in the later recall or withdrawal of the product from the market.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may take a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with current strictly enforced cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We rely on Biocon to manufacture OPT-80 drug supplies, and we rely on Nippon Shinyaku, which contracts with Juzen Chemical Corporation, or Juzen, and Angelini ACRAF/SpA, or Angelini, to manufacture Prulifloxacin drug supplies.  The manufacturing facilities of Biocon and Juzen have been inspected and approved by the FDA for other companies’ drug products; however, neither Biocon’s nor Juzen’s facilities have yet been approved for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen and Angelini, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would harm our business and prospects significantly.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.

None of our product candidates has been commercialized for any indication in territories for which we have rights.  Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of OPT-80, Prulifloxacin and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

Because OPT-80 is a differentiated antibiotic for the treatment of CDAD, it may encounter additional hurdles to market acceptance by physicians, who may be skeptical about its clinical benefits or healthcare payors who may resist reimbursing a premium-priced therapeutic particularly in light of the availability of generic alternatives.

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

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to OPT-80 and Prulifloxacin.  As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us.

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow OPT-80 and Prulifloxacin, and our business prospects would be harmed significantly.

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

We are a small company with 42 employees as of May 1, 2007.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

•                  manage our development efforts effectively;

•                  manage our current clinical trials for OPT-80 and Prulifloxacin effectively;

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

In both the United States and certain foreign jurisdictions, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.  In particular, the MMA added an outpatient prescription drug benefit to Medicare, publicly funded health insurance program in the United States generally for the elderly and disabled, which became effective on January 1, 2006.  Drug benefits under this new benefit are administered through private plans that negotiate price concessions from pharmaceutical manufacturers.  We cannot be certain that OPT-80 and Prulifloxacin or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors.

The MMA also changed the formula for determining payment for certain drugs, which include drugs provided in physician offices and other outpatient settings.  Further, with respect to the Medicaid program, the Deficit Reduction Act of 2005 made changes to certain formulas used to calculate pharmacy reimbursement under Medicaid, the health insurance program in the United States generally for individuals and families with low incomes and resources, which became effective on January 1, 2007. These changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If OPT-80 and Prulifloxacin or other current or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of legislative proposals and the trend towards managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for OPT-80 and Prulifloxacin.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.  For example, the loss of clinical trial information from completed or ongoing clinical trials for OPT-80 or Prulifloxacin, which is maintained by our third-party CRO, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

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

In addition, to the extent we are unable to obtain and maintain patent protection for one of our lead product candidates or in the event such patent protection expires, it may no longer be cost effective to extend our portfolio by pursuing additional development of a product candidate for follow-on indications.  While we have filed patent applications for OPT-80 with respect to composition of matter, use and manufacturing processes, we do not yet have any issued patents for OPT-80.  Even if these process patent applications become issued patents, our competitors, including generic drug companies, may be able to design around our manufacturing processes for OPT-80.  As a result, our competitors may be able to develop competing products more effectively or less expensively.

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

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku, SKI, TSRI and Cempra are responsible for the maintenance of patents and prosecution of patent applications relating to Prulifloxacin, OPT-822/OPT-821 combination therapy, our OPopS technology, and OPT-1068 and OPT-1273, respectively.  We are also dependent on Par to provide technical support for patent applications relating to OPT-80. If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be harmed significantly.

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

Although we have conducted searches of third-party patents with respect to OPT-80 and Prulifloxacin, these searches may not have identified all third-party patents relevant to those products and we have not conducted an extensive search of patents issued to third parties with respect to our other product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a significant risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer” and “Optimer Pharmaceuticals,” we are aware that the name “Optimer” has been registered as a trademark with the PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

•                  the success of our development efforts and clinical trials, particularly with respect to OPT-80 and Prulifloxacin;

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, currently beneficially own approximately 24.1% of our common stock.  Accordingly, these stockholders will likely be able to influence the composition of our board of directors, influence the approval of all matters requiring stockholder approval and continue to have significant influence over our operations.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market value of our common stock to decline.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We initially invested the approximately $43.6 million in net proceeds we received pursuant to our initial public offering in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or guaranteed obligations of the United States government.  On February 26, 2007, we used $20.0 million of the proceeds to repurchase Par’s rights to develop and commercialize OPT-80.  We intend to use the remaining approximately $23.6 million of net proceeds from our initial public offering for the clinical trials and other research and development activities of OPT-80 and Prulifloxacin; to fund commercialization activities, including conducting pre-launch preparations;  to fund working capital and general corporate purposes; and potential in-licenses and acquisitions of products or product candidates, all as more fully described in the “Use of Proceeds” section of the final prospectus for our initial public offering.  There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.

On February 20, 2007, the underwriters exercised in full their over-allotment option and purchased an additional 1,050,000 shares of our common stock from a selling stockholder.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 On January 19, 2007, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:

(1)     appointment of Ernst & Young LLP as our independent public auditors for fiscal year ending December 31, 2006;

(2)       approval and adoption of an amendment to our Amended and Restated Certificate of Incorporation (Reverse Stock Split);

(3)       approval and adoption of an amendment to our Amended and Restated Certificate of Incorporation (Post IPO);

(4)       approval and adoption of an amendment to our Amended and Restated Bylaws (Post IPO);

(5)       approval of the designation of classes of the Board of Directors;

(6)       approval of the 2006 Equity Incentive Plan;

(7)       approval of the Employee Stock Purchase Plan;

(8)       approval of the increase in shares authorized under the 1998 Stock Plan;

(9)       approval of the conversion of the Preferred Stock.

All of the above actions were effected pursuant to actions by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No.		Description of Document
3.1	(3)	Amended and Restated Certificate of Incorporation of the registrant.
3.2	(2)	Form of Bylaws of the registrant.
4.1	(4)	Form of Common Stock Certificate of the registrant.
4.2	(1)	Warrant Agreement between the registrant and Pacific Sorrento Technology Park dated June 1, 2000.
4.3	(1)	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain stockholders of the registrant dated November 30, 2005.
10.1	(3)	Prospective Buy-Back agreement between the registrant and Par Pharmaceuticals, Inc. dated January 19, 2007.
10.2	(5)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended on July 6, 2006 by the Agreement to Amend Supply Agreement dated August 29, 2005 (Amendment 1).
10.3	(5)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(2)                                    Filed with Registrant’s Amendment No. 2 to Registration Statement on Form S-1 on January 5, 2007.

(3)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(4)                                    Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(5)                                    Filed with the Registrant’s Registration Statement on Form 8-K on February 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS

Dated: May 10, 2007	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)