Form 10-Q
period 2007-06-30
OPTIMER PHARMACEUTICALS INC
filed 2007-08-10
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33291

OPTIMER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0830300
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10110 Sorrento Valley Road, Suite C
San Diego, CA 92121
(Address of principal executive offices, including zip code)

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

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of August 1, 2007 was 23,139,127 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

Optimer Pharmaceuticals, Inc.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,795,570	$6,122,438
Short-term investments	23,256,272	15,218,860
Research grant and contract receivables	49,486	163,502
Prepaid expenses and other current assets	693,271	1,549,062
Total current assets	38,794,599	23,053,862
Property and equipment, net	779,258	744,564
Other assets	302,257	315,490
Total assets	$39,876,114	$24,113,916
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,444,033	$1,753,394
Accrued expenses	5,272,100	3,310,199
Total current liabilities	7,716,133	5,063,593
Deferred rent	288,147	292,384
Commitments and contingencies
Redeemable preferred stock, $0.001 par value:
Series B redeemable convertible, no shares and 6,461,439 shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares and 4,132,736 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	32,198,929
Series C redeemable convertible, no shares and 1,615,359 shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares and 1,538,437 shares outstanding at June 30, 2007 and December 31, 2006, respectively	—	11,494,052
Series D redeemable convertible, no shares and 3,923,016 shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares and 2,861,277 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	21,766,662
Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.001, no shares and 2,307,656 shares authorized at June 30, 2007 and December 31, 2006, respectively; no shares and 1,523,051 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; liquidation preference of $0 and $3,300,000 at June 30, 2007 and December 31, 2006, respectively	—	1,523
Common stock, $0.001 par value, 75,000,000 shares and 25,384,225 shares authorized at June 30, 2007 and December 31, 2006, respectively; 23,185,280 and 2,704,476 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively; 46,153 held in treasury	23,185	2,704
Treasury stock, at cost; 46,153 shares	(100,000)	(100,000)
Additional paid-in capital	116,133,089	4,997,421
Accumulated other comprehensive loss	6,211	(44,971)
Accumulated deficit	(84,190,651)	(51,558,381)
Total stockholders’ equity (deficit)	31,871,834	(46,701,704)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$39,876,114	$24,113,916

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
Research grants	$51,002	$178,113	$197,300	$382,172
Collaborative research agreements	160,000	39,163	160,000	256,326
Total revenues	211,002	217,276	357,300	638,498
Operating expenses:
Research and development	7,022,093	3,625,701	30,468,360	5,723,686
Marketing	299,071	—	851,068	—
General and administrative	1,513,175	672,057	2,607,643	1,291,176
Total operating expenses	8,834,339	4,297,758	33,927,071	7,014,862
Loss from operations	(8,623,337)	(4,080,482)	(33,569,771)	(6,376,364)
Interest income and other, net	495,280	358,002	937,501	649,275
Net loss	(8,128,057)	(3,722,480)	(32,632,270)	(5,727,089)
Accretion to redemption amount of redeemable convertible preferred stock	—	(82,302)	—	(164,604)
Net loss allocable to common stockholders	$(8,128,057)	$(3,804,782)	$(32,632,270)	$(5,891,693)

Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(1.53)	$(1.75)	$(2.37)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	23,136,754	2,517,314	18,613,135	2,481,765

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net loss	$(32,632,270)	$(5,727,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,945	272,256
Stock based compensation	607,965	166,870
Non-cash compensation related to forgiveness of note receivable from officer	—	37,500
Loss on disposal of assets	—	264
Deferred rent	(4,237)	7,459
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	855,791	38,137
Research grant and contract receivables	114,016	191,504
Other assets	13,233	3,174
Accounts payable and accrued expenses	2,652,540	1,014,167
Net cash used in operating activities	(28,244,017)	(3,995,758)

Investing activities
Purchases of short-term investments	(39,177,453)	(5,133,473)
Sales or maturity of short-term investments	31,160,000	—
Purchase of property and equipment	(183,639)	(60,845)
Net cash used in investing activities	(8,201,092)	(5,194,318)

Financing activities
Proceeds from sale of preferred stock, net of issuance costs	—	86,010
Proceeds from sale of common stock	43,716,750	—
Proceeds from exercise of warrants	1,370,267	—
Net cash provided by financing activities	45,087,017	86,010
Effect of exchange rate changes on cash and cash equivalents	31,224	11,181
Net increase (decrease) in cash and cash equivalents	8,673,132	(9,092,885)
Cash and cash equivalents at beginning of period	6,122,438	19,943,959
Cash and cash equivalents at end of period	$14,795,570	$10,851,074

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	65,461,166	—

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.     Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998 and has three subsidiaries.  Optimer Biotechnology, Inc. is a wholly owned subsidiary of the Company and is incorporated in Taiwan while Optimer Singapore PTE LTD and Optimer Asia PTE LTD are incorporated in Singapore and are wholly owned subsidiaries of Optimer Biotechnology, Inc.  During the year ended December 31, 2006, the Company ceased operations of Optimer Asia PTE LTD and Optimer Singapore PTE LTD and neither had a material impact on the Company’s consolidated financial statements.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  The Company currently has two anti-infective product candidates, OPT-80, formerly known as “PAR-101” or “Difimicin”, for the treatment of Clostridium difficile-associated diarrhea, or CDAD, and Prulifloxacin, for the treatment of infectious diarrhea, including travelers’ diarrhea.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within accumulated other comprehensive loss in the consolidated balance sheets.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense. The cost of securities sold is computed using the specific identification method.

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

Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.  According to the criteria established by these EITF Issues, in transactions where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

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

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $8.1 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively. The Company’s comprehensive loss was $32.6 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board  (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, adopted this statement as of January 1, 2007.

As a result of the adoption of FIN 48, the Company has not recorded any change to accumulated deficit at January 1, 2007.  At June 30, 2007 the Company had no unrecognized tax benefits or liabilities that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

The Company has completed an analysis to assess whether a change in control has occurred and whether there have been multiple changes of control since the Company’s formation.  It was determined that a greater than 50% change in ownership occurred on May 9, 2001, which might limit the future utilization of the Company’s net operating loss (“NOL”) and research and development (“R&D”) credits incurred prior to that date.  No subsequent change in ownership has occurred.  If the Company experienced a greater than 50 percentage point change or shift in ownership over a 3-year time frame since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383.  The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate.  Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company has not done a formal calculation of the limitation related to the May 9, 2001 ownership change.  As such, no amounts are being presented as an uncertain tax position under FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company is currently evaluating the requirements of SFAS 157, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for our fiscal year beginning after November 15, 2007. Early adoption is permitted. We have not determined the impact, if any, that adopting this standard may have on our financial position, cash flows, and results of operations.

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

	June 30, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$2,401, 359	$—	$(1,806)	$2,399,553
Commercial paper	998,670	—	(770)	997,900
Corporate debt securities	7,789,966	28	(10,558)	7,779,436
Foreign debt securities	1,788,402	—	(3,840)	1,784,562
U.S. securities and other government obligations	3,502,318	—	(7,497)	3,494,821
Other securities	6,800,000	—	—	6,800,000
	$23,280,715	$28	$(24,471)	$23,256,272

	December 31, 2006
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$15,263,259	$—	$(44,399)	$15,218,860

Investments in a net unrealized loss position as of June 30, 2007 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposits	4	$2,399,553	$(1,806)	$—	$—	$2,399,553	$(1,806)
Commercial paper	1	997,900	(770)	—	—	997,900	(770)
Corporate debt securities	10	6,655,989	(10,558)	—	—	6,655,989	(10,558)
Foreign debt securities	2	1,784,562	(3,840)	—	—	1,784,562	(3,840)
U.S. securities and other government obligations	3	3,494,821	(7,497)	—	—	3,494,821	(7,497)
	20	$15,332,825	$(24,471)	$—	$—	$15,332,825	$(24,471)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

6.              Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the modified prospective-transition-method and therefore, prior period results will not be restated.  SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion 25”), and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under this transition method, the compensation costs related to all equity instruments granted prior to, but not yet vested as of, the adoption date of SFAS 123(R) are recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123.  Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS 123(R).  Additionally, under the provisions of

SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months and six months ended June 30, 2007 and 2006, using the Black-Scholes option pricing model:

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.72-4.80%	4.80%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	60.92-65.82%	65.82%

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

Based on these assumptions, the per share weighted-average grant-date fair values of stock options granted during the three months and six months ended June 30, 2007 was $9.62 per share and $9.20 per share, respectively.

At June 30, 2007, the total unrecognized compensation expense related to non-vested stock options was approximately $2,867,240 and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.

Total stock-based compensation expense, related to all of the Company’s stock-based options granted, recognized for the three months and six months ended June 30, 2007 and 2006 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$78,665	$77,927	$139,613	$142,031
Marketing	56,838	—	110,144	—
General and administrative	227,195	12,473	358,208	24,839
Stock-based compensation expense	$362,698	$90,400	$607,965	$166,870

No related tax benefits of the stock-based compensation expense have been recognized since the inception of the Company.

7.     Collaboration Agreement

In January 2007, the Company entered into a prospective buy-back agreement with Par Pharmaceutical, Inc. or Par, which provided the Company with an option to terminate a collaboration agreement entered in April 2005.  The collaboration agreement provided that Par would develop and commercialize OPT-80 and granted Par an exclusive royalty bearing license, with the right to sublicense, promote, market, distribute and sell OPT-80 in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel.  The Company retained all other rights to OPT-80 in the rest of the world (i.e. outside North America).

In February 2007, the Company elected to terminate the collaboration agreement with Par, and exercised the rights under the prospective buy-back agreement to repurchase Par’s right to develop and commercialize OPT-80 in North America and Israel.  The Company paid Par a one-time $20.0 million termination fee and recorded the payment as research and development expense.  The Company now holds worldwide rights to OPT-80. The Company is also obligated to pay Par a one-time $5.0 million milestone payment, an accrued expense for a payment due to Par of approximately $1.9 million for OPT-80 clinical supply material and active pharmaceutical ingredient, a 5% royalty on net sales by the Company, its affiliates or its licensees of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of OPT-80 in the rest of the world.  In addition, the Company assumed Par’s obligation to make a potential prepayment to Biocon Limited, or Biocon, subject to future set offs as a result of such assumption and assignment, pursuant to Par’s agreement with Biocon.  The one-time $5.0 million milestone payment must be paid after the earliest to occur of (i) the successful completion by the Company of its pivotal Phase 3 trial for OPT-80, (ii) the Company’s grant to a third party of the rights to OPT-80 or (iii) the submission to the FDA of an NDA for OPT-80.  In addition, in the event the Company licenses its right to market OPT-80 in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to OPT-80.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

8.     Stockholders’ Equity (Deficit)

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  Upon the completion of the Company’s initial public offering in February 2007, the 1998 Plan was terminated and no additional grants will be issued from this plan. In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and any parent and subsidiary corporations’ employees and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Under the 2006 Plan, the exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.  The term of an incentive stock option may not exceed ten years from the date of grant (five years for a 10% stockholder).  Options generally vest over a period of four years.  The 2006 Plan is administered by the compensation committee of the Company’s board of directors.

Following is a summary of stock option activity for the six months ended June 30, 2007:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2006	1,496,945	$1.17
Granted	243,253	$9.20
Exercised	(104,213)	$0.92
Canceled	(600)	$9.70
Balance as of June 30, 2007	1,635,385	$2.37

As of June 30, 2007, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	June 30, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 - $0.22	67,690	3.53	$0.22	67,690	$0.22
$0.65 - $0.65	409,596	4.49	$0.65	409,596	$0.65
$1.08 - $1.08	567,969	7.70	$1.08	360,464	$1.08
$2.17 - $2.17	363,630	9.08	$2.17	67,386	$2.17
$9.27 - $10.00	226,500	9.76	$9.70	—	$—
$0.22 - $10.00	1,635,385	7.31	$2.37	905,136	$0.90

Of the options outstanding, options to purchase 905,136 shares were vested as of June 30, 2007, with a weighted average remaining contractual life of 6.0 years and a weighted average exercise price of $0.90 per share, while options to purchase 730,249 shares were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, it established the employee stock purchase plan.  The Company’s board of directors adopted the employee stock purchase plan in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  In addition, the employee stock purchase plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors.

The offering date of the purchase plan was February 15, 2007 and the first purchase is scheduled to occur on November 15, 2007.  During the quarter ended June 30, 2007, there were no shares of common stock issued and 200,000 shares remained available for issuance under the purchase plan.

During the six months ended June 30, 2007, the Company recorded stock-based compensation expense of approximately $30,183 related to the purchase plan.

Warrants

In connection with the Company’s building lease agreement signed in 2000, the Company issued a warrant to purchase 13,845 shares of common stock at a purchase price of $10.83 per share, which expires June 2010.  The estimated fair value of the warrant at the date of grant was not material using the Black-Scholes valuation model. As of June 30, 2007, no shares have been issued pursuant to this warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We currently have two late-stage anti-infective product candidates, OPT-80 and Prulifloxacin.  OPT-80, our lead product candidate, is an antibiotic currently in a Phase 3 registration trial for the treatment of Clostridium difficile-associated diarrhea, or CDAD, the most common nosocomial diarrhea.  In April 2005, we entered into a collaboration agreement with Par pursuant to which we and Par, exclusively collaborated in the clinical development and commercialization of OPT-80.  In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize OPT-80 in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to OPT-80.  The FDA has granted Fast Track status for OPT-80 in the treatment of CDAD.  Fast Track designation indicates that OPT-80 has the potential to treat life-threatening diseases with unmet medical needs.  OPT-80 was also chosen to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products.  The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process.  Participation in these programs will not eliminate any phase of clinical development.  Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of infectious diarrhea, including travelers’ diarrhea, a community-acquired infection which can be caused by a broad range of bacteria.  We will seek a label for Prulifloxacin for the treatment of infectious diarrhea and initially plan to focus commercialization efforts on the treatment of travelers’ diarrhea.  Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics.   We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998.  Since inception, we have focused on hiring our management team and initial operating employees and on developing our product candidates, including OPT-80 and Prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of June 30, 2007, we had an accumulated deficit of

$84.2 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

Critical Accounting Policies

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures.  Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  We apply the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21.  In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Prior to SFAS 123(R), we disclosed the pro forma effects of applying SFAS 123 under the Black-Scholes method.  We adopted SFAS 123(R) effective January 1, 2006, prospectively for new equity awards issued subsequent to December 31, 2005. Under SFAS 123(R), we calculate the fair value of stock option grants using the Black-Scholes option-pricing model.  The assumptions used in the Black-Scholes model were 6.1 years for the expected term, 60.9%-65.8% for the expected volatility, 4.7%-4.8% for the risk free rate and 0.0% for dividend yield for the six months ended June 30, 2007.  Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions.

The weighted average expected option term for 2007 reflects the application of the simplified method set out in SAB No. 107 which was issued in March 2005.  The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2007 also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

As of June 30, 2007, we had approximately $2.9 million of unrecognized stock-based compensation costs related to non-vested equity awards.  As of June 30, 2007, we had outstanding vested options to purchase 905,136 shares of our common stock and unvested options to purchase 730,249 shares of our common stock.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS 123(R) and EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Collaboration and Grant Revenues.  Collaboration and grant revenues of $211,000 for the three months ended June 30, 2007 was relatively consistent with the $217,000 for the three months ended June 30, 2006.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2007 and 2006 was $7.0 million and $3.6 million, respectively.  The increase of $3.4 million is primarily due to the progress on our OPT-80 and Prulifloxacin clinical trials.  In addition, we expensed $1.9 million of OPT-80 clinical supply material and active pharmaceutical ingredient from Par for the OPT-80 clinical study.

Marketing.  The Company incurred $299,000 of marketing expense in the three months ended June 30, 2007 and no such expense in the three months ended June 30, 2006.  The expenses in three months ended June 30, 2007 were related to salaries and pre-launch activities which include medical education, scientific conferences and public relations services.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2007 and 2006 was $1.5 million and $672,000, respectively.  The increase of $841,000 was due to higher legal expenses, patents services, insurance and compensation expenses, including a $215,000 increase in stock compensation expense.

Interest Income and Other, net.  Net interest income and other for the three months ended June 30, 2007 and 2006 was $495,000 and $358,000, respectively.  The increase was primarily due to higher cash and short-term investment balances as a result of the initial public offering which closed on February 14, 2007.

Six Months Ended June 30, 2007 and 2006

Collaboration and Grant Revenues.  Collaboration and grant revenues for the six months ended June 30, 2007 and 2006 were $357,000 and $638,000, respectively.  The decrease of $281,000, or 44%, was due to a decrease in revenue from a National Institute of Health grant and the conclusion of a development and license agreement.

Research and Development Expense.  Research and development expense for the six months ended June 30, 2007 and 2006 was $30.5 million and $5.7 million, respectively.  The increase of $24.8 million was due primarily to the $20.0 million payment to Par to reacquire the North American rights to OPT-80, the advancement of our OPT-80 and Prulifloxacin clinical trials, including the May 2007 initiation of the second pivotal Phase 3 trial for OPT-80 and the purchase of $1.9 million of OPT-80 clinical supply material and active pharmaceutical ingredient for the OPT-80 clinical study.

Marketing.  We incurred $851,000 of marketing expense in the six months ended June 30, 2007 and no such expense in the six months ended June 30, 2006.  The expenses in the six months ended June 30, 2007 were related to salaries and pre-launch activities which include medical education, scientific conferences, and public relations services.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2007 and 2006 was $2.6 million and $1.3 million, respectively.  The increase of $1.3 million was due to higher legal expenses, insurance and compensation expenses, including a $333,000 increase in stock compensation expense.

Interest Income and Other, net.  Net interest income and other for the six months ended June 30, 2007 and 2006 were $938,000 and $649,000, respectively.  The increase was primarily due to higher cash and short-term investment balances as a result of the initial public offering which closed on February 14, 2007.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through June 30, 2007, we received gross proceeds of approximately $118.9 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of June 30, 2007, cash, cash equivalents and short-term investments totaled approximately $38.1 million as compared to $21.3 million as of December 31, 2006, an increase of approximately $16.7 million.  We raised $43.6 million in net proceeds from our initial public offering which closed on February 14, 2007.  We paid Par $20.0 million of the net proceeds to reacquire the North American rights to OPT-80.

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

In February 2007, we elected to terminate the collaboration agreement pursuant to the prospective buy-back agreement with Par and we repurchased the rights to develop and commercialize OPT-80 in North America and Israel.  We now hold worldwide rights to OPT-80.  Under the terms of the prospective buy-back agreement, we paid Par a one-time $20.0 million termination fee and we are also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of OPT-80 in the rest of the world.  In addition, in the event we license our right to market OPT-80 in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to OPT-80.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon regarding the active pharmaceutical ingredient, or API, for OPT-80.  Under this agreement, Biocon shall supply to us our requirements of API for certain markets.  We may elect to pay to Biocon a $3.0 million prepayment for capital investments made by Biocon, which would be subject to set-offs against future purchases by us of the API for OPT-80.  The supply agreement will terminate upon the tenth anniversary of the commercial launch of OPT-80 unless earlier terminated by mutual agreement or material default of either party.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the progress of our clinical trials, including expenses to support the trials and the milestone payment that may become payable to Par and Nippon Shinyaku Co., Ltd.;

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

We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligation	$3,271	$775	$1,528	$968	$—

We have contracted with a CRO for clinical research services for the OPT-80 Phase 3 clinical trials and Prulifloxacin Phase 3 clinical trials.  As of June 30, 2007, we had issued purchase orders totaling $24.2 million for these services and expect to issue an additional purchase order for approximately $9.4 million for increasing the level of services on the OPT-80 trials.  We can terminate the service agreement at any time upon 60 days’ written notice to the CRO.  We have not included any amounts related to the CRO contract in the table above.

The contractual obligations table does not include (a) a potential future milestone payment in the amount of $1.0 million to Nippon Shinyaku Co., Ltd. (“Nippon Shinyaku”)due upon filing our first  NDA in the United States for Prulifloxacin, (b) potential future milestone payments to Cempra Pharmaceuticals, Inc. in the amount of $1.0 million due upon the regulatory approval of each of the first two products we develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, (c) potential future milestone payments to Sloan-Lettering Institute for Cancer Research (“SKI”) for each product licensed under our agreement with SKI as follows: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, (d) potential future milestone payments of up to $14.0 million to The Scripps Research Institute (“TSRI”) due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval, (e) a future $5.0 million milestone payment and an accrued expense of approximately $1.9 million for a payment to Par for OPT-80 clinical supply material and active pharmaceutical ingredient or (f) a potential $3.0 million prepayment to Biocon, subject to future set-offs, from the assignment by Par to us of its supply agreement with Biocon.  We may also be required to pay royalties on any net sales of Prulifloxacin, OPT-80 and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of June 30, 2007 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended June 30, 2007 would have resulted in approximately a $52,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer whom we refer to as our certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the three months ended June 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our initial success will be more dependent on OPT-80 than Prulifloxacin, because we believe that our market for the treatment of CDAD is larger than our market for the treatment of infectious diarrhea.  Even if we successfully obtain regulatory approval to market OPT-80 or Prulifloxacin, our revenues for either drug candidate will be dependent upon the size of the markets in the territories for which we have commercial rights.  If the markets for the treatment of CDAD or infectious diarrhea are not as significant as we estimate, our business and prospects will be harmed.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2007, we had an accumulated deficit of approximately $84.2 million.  We have generated no revenues from product sales to date.  We have funded our operations to date from the sale of approximately $118.9 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

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

We do not currently have sufficient resources to develop and commercialize OPT-80 on our own. If we are unable to raise additional capital or we are unable to find a collaboration partner or are unable to effectively collaborate with one or more partners for the development and commercialization of OPT-80 or Prulifloxacin, we will not generate revenues from sales of OPT-80 and our business will be materially harmed.

We are dependent on third party collaborators and we may be unable to enter into future collaboration agreements or we may have disagreements with these collaborators.

We currently plan to build our own marketing and sales force for OPT-80 in North America and Prulifloxacin in the United States.  However, we may also seek one or more partners for the commercialization of OPT-80 outside of North America.  We cannot be certain that we would be successful in attracting any such partners.  If we were not able to find appropriate partners for the continued development and commercialization of OPT-80, we would either have to delay these initiatives, or raise significant additional funds to develop clinical and commercialization capabilities internally.  In either case, our business and prospects would be harmed.

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

This regulatory review and approval process, which includes evaluation of pre-clinical studies and clinical trials of our product candidates as well as the evaluation of our manufacturing processes and our third-party contract manufacturers’ facilities, is lengthy, expensive and uncertain.  To receive approval for a product candidate, we must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product candidate is both safe and effective for each indication for which approval is sought.  Satisfaction of the approval requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product.  We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.  Moreover, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use.  In such an event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates.  If the FDA does not consider or approve an application that we may submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of applications for approval that we may submit, which might significantly harm our business and prospects.

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

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, the type and amount of clinical data necessary to gain regulatory approval for our product candidates may change.  We have not obtained regulatory approval for any product candidate.

Even after we complete our planned clinical trials, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the result of our clinical trials may not demonstrate to the satisfaction or meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  to the result of our clinical trials may not demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  to the result of our clinical trials may not demonstrate that a product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

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

We may experience delays in clinical trials of our product candidates.  OPT-80 is currently in a Phase 3 clinical trial for the treatment of CDAD.  We initiated a second Phase 3 pivotal trial of the same design in the second quarter of 2007.  We anticipate completing both of these trials in 2008.  If both trials are successful, we intend to file an NDA as soon as practical thereafter. In addition, we are planning to conduct clinical and proof of concept clinical trials for other indications of OPT-80.  Prulifloxacin is in two Phase 3 trials for the treatment of travelers’ diarrhea.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to NDA submission to compare Prulifloxacin to ciprofloxacin.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.  Several of our principal investigators have stated that the enrollment rate in the clinical trials for OPT-80 has been less than projected.  Our original projections were based on enrollment rates for our Phase 2a trial of OPT-80.  We continue to experience lower than expected enrollment in the trials and as a result, the trials may not be completed as currently scheduled and we may incur delays in obtaining regulatory approval as well as additional significant expenses.  Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing antibiotics that have established safety and efficacy profiles or with administering placebo to patients in our placebo-controlled trials.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  In addition, our Prulifloxacin product candidate treats bacterial infections which tend to peak during high travel seasons.  As a result, during certain times of the year, it is more difficult to enroll patients in our trials for Prulifloxacin.  If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed.  In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may significantly harm our business, financial condition and prospects.

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In previous clinical trials of OPT-80, certain patients experienced non-drug related adverse events.  Patients treated with Prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  Our future clinical trials will involve testing in larger patient populations, which could reveal a high prevalence of these or other side effects.  In such event, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs, such as INC Research, Inc. formerly known as Advanced Biologics, LLC, to provide monitors and manage data for our on-going clinical programs.

We and the CROs conducting clinical trials for our product candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs conducting clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.  We cannot assure you that, upon inspection, the FDA will determine that any clinical trials of our product candidates comply with GCPs.  In addition, our clinical trials must be conducted with product produced under good manufacturing practices regulations, or cGMP, and will require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would be costly and delay the regulatory approval process and commercialization of our product candidates.

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach.  In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  INC Research has been heavily involved in the clinical development and regulatory approval process for our lead product candidates and possesses significant experience with the regulatory process.  We substantially rely on INC Research to conduct the clinical trials for OPT-80 and Prulifloxacin.  INC Research has also subcontracted with other third-party CROs for various aspects of the clinical trials.  If any relationships with INC Research or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that INC Research has with government agencies.  In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our on-going clinical programs.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We currently do not have a sales organization for the marketing, sales and distribution of pharmaceutical products.  In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We plan to build our own marketing and sales force to commercialize OPT-80 in North America and will seek third-party partners outside of North America.  We own exclusive rights to commercialize Prulifloxacin in the United States, and we contemplate establishing our own sales force or seeking third-party partners to sell Prulifloxacin in the United States.  The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products.  In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We may not be able to enter into acceptable agreements to market and commercialize OPT-80 outside of North America, or if, needed adequately build our own marketing and sales capabilities.

If appropriate regulatory approvals are obtained, we intend to commercialize OPT-80 outside of North America through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing OPT-80 on our own.    If we are unable to enter into collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects.  If we are unable to enter into such collaboration arrangements, we may need to develop our own marketing and sales force to market OPT-80 in a number of countries in Europe and Latin America to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to OPT-80 and Xifaxan® with respect to Prulifloxacin, and generic antibiotics such as metronidazole and vancomycin with respect to OPT-80 and ciprofloxacin with respect to Prulifloxacin.  In addition, we anticipate that OPT-80 will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD, such as Xifaxan®, an antibiotic being developed by Salix Pharmaceuticals, Ltd.  Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including OPT-80 and Prulifloxacin.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.

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

Our ability to develop and commercialize OPT-80 and Prulifloxacin and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  We have not yet manufactured commercial batches of OPT-80, Prulifloxacin or any of our other product candidates.  Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Such difficulties could result in delays in clinical trials, regulatory submissions, or commercialization of our product candidates.  The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable term, would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Once a product candidate is approved and being marketed, such difficulties could also result in the withdrawal of the product from the market.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may take a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with current strictly enforced cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We rely on Biocon to manufacture OPT-80 drug supplies. Biocon is the manufacturer and supplier of API for OPT-80 and is located in India. As such, Biocon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards.  We also rely on Nippon Shinyaku, which contracts with Juzen Chemical Corporation, or Juzen, and Angelini ACRAF/SpA, or Angelini, to manufacture Prulifloxacin drug supplies.  The manufacturing facilities of Biocon and Juzen have been inspected and approved by the FDA for other companies’ drug products; however, neither Biocon’s nor Juzen’s facilities have yet been approved for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA. We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen and Angelini, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

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

We plan to target our marketing of Prulifloxacin primarily to high-prescribing physicians of antibiotics for travelers’ diarrhea, including those at travel clinics.  Because of the number of these physicians in the United States, we will be required to expend significant time and resources to obtain broad market acceptance of Prulifloxacin among these physicians.  We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own.  As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Prulifloxacin.  In addition, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections, or UTIs and respiratory tract infections, or RTIs, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located.  We have rights to Prulifloxacin only in the United States.  These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

Our strategy to develop and commercialize our product candidates in pre-clinical studies or early clinical trials includes entering into relationships with pharmaceutical or biotechnology companies to advance our programs.  We may not be able to negotiate collaborations with these partners on acceptable terms.  If we are unable to establish collaborative arrangements, we may be required to reduce or delay further development of some of our programs and/or increase our expenditures and undertake the development activities at our own expense.

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

Even if we successfully establish collaborations or commercial agreements, these relationships may never result in the successful development or commercialization of any product candidates or the generation of sales or royalty revenues.

Our ability to pursue the development and commercialization of Prulifloxacin, our other product candidates and our future product candidates depends upon the continuation of our licenses from third parties.

Our license agreement with Nippon Shinyaku provides us with an exclusive license to develop and commercialize Prulifloxacin for any indication in the United States, with a right to sublicense to third parties.  In the event Nippon Shinyaku is not able to supply us with Prulifloxacin, the license agreement provides us with a non-exclusive, worldwide right and license to manufacture or have Prulifloxacin manufactured for us.  Either we or Nippon Shinyaku may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice.  In addition, we are entitled to terminate the agreement in the event that the FDA compels us to cease sales of Prulifloxacin in the United States.  If our license agreement with Nippon Shinyaku terminates, we will lose our rights to develop, manufacture and commercialize Prulifloxacin and our potential revenues would be limited.  Similarly, if our agreement with TSRI for the license of our OPopS technology is terminated, we will not be able to further develop future product candidates using our OPopS technology.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

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

Even if we receive regulatory approval to sell our product candidates, the FDA and foreign regulatory authorities will likely impose significant restrictions on the indicated uses or marketing of such products, or impose ongoing requirements for potentially costly post-approval studies.  In addition, following any regulatory approval of our product candidates, we and our collaborators will be subject to continuing regulatory obligations, such as requirements for storage, recordkeeping and safety reporting, and additional post-marketing obligations, including regulatory oversight of the labeling, packaging, promotion and marketing of our products.  If we or our collaborators become aware of previously unknown problems with any of our product candidates in the United States or overseas or at our third-party manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our third-party manufacturers or on us, including requiring us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our products, implement changes to, or obtain re-approvals of, our third-party manufacturers’ facilities, or withdraw the product from the market.  In addition, we or our collaborators may experience a significant drop in the sales of the affected products and our product revenues will be reduced, our reputation in the marketplace may suffer and we may become the target of lawsuits, including class action suits.  Moreover, if we or our collaborators or third-party manufacturers fail to comply with applicable regulatory requirements, we may be subject to civil or criminal fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, costly new manufacturing requirements and criminal prosecution.  Any of these events could harm or prevent sales of the affected products and reduce our related revenues or could substantially increase the costs and expenses of commercializing and marketing these products, which would significantly harm our business, financial condition and prospects.

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

We are a small company with 44 employees as of August 1, 2007.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

In both the United States and certain foreign jurisdictions, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.  In particular, the MMA added an outpatient prescription drug benefit to Medicare, the publicly-funded health insurance program in the United States generally for the elderly and disabled, which became effective on January 1, 2006.  Drug benefits under this new benefit are administered through private plans that negotiate price concessions from pharmaceutical manufacturers.  We cannot be certain that OPT-80 and Prulifloxacin or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors.

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

While we have filed 5 patent applications and acquired one U.S. application for OPT-80, we do not yet have any issued patents for OPT-80.

These patent applications related to OPT-80 encompass various topics relating to:

•                  manufacture process;

•                  treatment of diseases;

•                  composition of matter;

•                  methods of treating Clostridium difficile-associated diarrhea and Methicillin-resistant Staphylococcus  and Vancomycin-resistant Enterococcus  infections;

•                  crystalline polymorphs; and

•                  formulation.

If we are unable to obtain a composition of matter patent, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of OPT-80.  Furthermore, even if these process and formulation patent applications become issued patents, our competitors, including generic drug companies, may be able to design around our manufacturing processes or formulation for OPT-80.  As a result, our competitors may be able to develop competing products.

In addition, assuming our clinical trials are successful and completed in a timely manner, we plan to launch Prulifloxacin for the treatment of infectious diarrhea no earlier than late 2008.  However, the patent covering Prulifloxacin is scheduled to expire in February 2009, and due to this short remaining patent life we may be forced to abandon plans to pursue development and approval of Prulifloxacin for any indications, including infectious diarrhea. Although we also currently plan to apply for an extension of this patent term until 2014, we cannot assure you that the United States Patent and Trademark Office, or PTO, will grant the extension for the full additional five years, or at all.  In either event, our business and prospects would be significantly harmed.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku, SKI, TSRI and Cempra are responsible for the maintenance of patents and prosecution of patent applications relating to Prulifloxacin, OPT-822/OPT-821 combination therapy, our OPopS technology, and OPT-1068 and OPT-1273, respectively.  We may also be dependent on Par to provide technical support for a certain patent application relating to OPT-80 formulation. If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be significantly harmed.

Under our agreement with Nippon Shinyaku, in the event Nippon Shinyaku fails to take all steps necessary to seek extension of the patents licensed to us in the United States 180 days after we request such action be taken, then we have the right to take all necessary actions to extend the licensed patents.  Our agreements with SKI, TSRI, Cempra and Par do not have explicit provisions regarding our rights to take necessary action with respect to maintenance of patents and prosecution of patent applications nor do such agreements provide us with any legal recourse in the event such parties do not so maintain and/or prosecute.  If any of these parties fails to adequately maintain patents and prosecute patent applications relating to technology licensed to or from us, we may be required to take further action on our own to protect this technology.  However, we may not be successful in maintaining such patents or prosecuting such patent applications and if so, our business and prospects would be significantly harmed.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors.  Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Although we have conducted searches of third-party patents with respect to OPT-80 and Prulifloxacin, these searches may not have identified all third-party patents relevant to those products and we have not conducted an extensive search of patents issued to third parties with respect to our other product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer” and “Optimer Pharmaceuticals,” we are aware that the name “Optimer” has been registered as a trademark with the PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

Before our initial public offering in February 2007, there was no public market for our common stock.  We cannot assure you that an active trading market will exist for our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

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

On August 7, 2007, our 180-day lock-up agreements between our underwriters and our security holders prior to our public offering expired.  As a result, persons who were our stockholders prior to the sale of shares in our initial public offering continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of August 1, 2007, our executive officers, directors and principal stockholders, together with their respective affiliates, currently beneficially own approximately 24.4% of our common stock.  Accordingly, these stockholders will likely be able to influence the composition of our board of directors, influence the approval of all matters requiring stockholder approval and continue to have significant influence over our operations.  This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market value of our common stock to decline.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  Until we are able to implement comprehensive accounting policies and procedures, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures or comply with existing or new reporting requirements.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, or Nasdaq, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  We currently have four employees dedicated full-time to accounting and finance matters.  We currently contemplate hiring at least one more full-time employee in the accounting and finance department to assist in ensuring we have effective internal controls over financial reporting and disclosure controls and procedures.  We also hire consultants from time to time to address these matters.  If we are unable to hire adequate accounting and finance personnel, we may not be able to meet our public company reporting and governance obligations, including those set forth under the Sarbanes-Oxley Act.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We invested the approximately $43.6 million in net proceeds we received pursuant to our initial public offering in short-term interest-bearing, investment grade instruments, money market funds, certificates of deposit or direct or guaranteed obligations of the United States government.  On February 26, 2007, we used $20.0 million of the proceeds to repurchase Par’s rights to develop and commercialize OPT-80.  We intend to use the remaining approximately $23.6 million of net proceeds from our initial public offering for the clinical trials and other research and development activities of OPT-80 and Prulifloxacin; to fund commercialization activities, including conducting pre-launch preparations; to fund working capital and general corporate purposes; and potential in-licenses and acquisitions of products or product candidates, all as more fully described in the “Use of Proceeds” section of the final prospectus for our initial public offering.  There has been no material change in the planned use of proceeds described in our final prospectus for our initial public offering.

Item 6.  Exhibits

Exhibit No.	Description of Document
3.1(3)	Amended and Restated Certificate of Incorporation of the registrant.
3.2(2)	Bylaws of the registrant.
4.1(4)	Form of Common Stock Certificate of the registrant.
4.2(1)	Warrant Agreement between the registrant and Pacific Sorrento Technology Park dated June 1, 2000.
4.3(1)	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain stockholders of the registrant dated November 30, 2005.
10.1+(5)	Summary of Optimer Pharmaceuticals, Inc. 2007 Incentive Compensation Plan
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

  +                        Management contract or compensatory plan or arrangement.

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

(5)                   Filed with Registrant’s Current Report on Form 8-K on July 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 10, 2007	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)