Form 10-Q
period 2007-09-30
OPTIMER PHARMACEUTICALS INC
filed 2007-11-09
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of November 1, 2007 was 27,851,197 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2007

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,321,602	$6,122,438
Short-term investments	23,860,948	15,218,860
Research grant and contract receivables	61,636	163,502
Prepaid expenses and other current assets	720,568	1,549,062
Total current assets	32,964,754	23,053,862
Property and equipment, net	730,184	744,564
Other assets	302,416	315,490
Total assets	$33,997,354	$24,113,916
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,042,495	$1,753,394
Accrued expenses	5,758,988	3,310,199
Total current liabilities	7,801,483	5,063,593
Deferred rent	286,029	292,384
Commitments and contingencies
Redeemable preferred stock, $0.001 par value:
Series B redeemable convertible, no shares and 6,461,439 shares authorized at September 30, 2007 and December 31, 2006, respectively; no shares and 4,132,736 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	32,198,929
Series C redeemable convertible, no shares and 1,615,359 shares authorized at September 30, 2007 and December 31, 2006, respectively; no shares and 1,538,437 shares outstanding at September 30, 2007 and December 31, 2006, respectively	—	11,494,052
Series D redeemable convertible, no shares and 3,923,016 shares authorized at September 30, 2007 and December 31, 2006, respectively; no shares and 2,861,277 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	21,766,662
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 10,000,000 and no shares authorized at September 30, 2007 and December 31, 2006, respectively	—	—
Series A convertible preferred stock, par value $0.001, no shares and 2,307,656 shares authorized at September 30, 2007 and December 31, 2006, respectively; no shares and 1,523,051 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $0 and $ 3,300,000 at September 30, 2007 and December 31, 2006, respectively	—	1,523
Common stock, $0.001 par value, 75,000,000 shares and 25,384,225 shares authorized at September 30, 2007 and December 31, 2006, respectively; 23,226,709 and 2,704,476 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; 46,153 held in treasury	23,227	2,704
Treasury stock, at cost; 46,153 shares	(100,000)	(100,000)
Additional paid-in capital	116,622,165	4,997,421
Accumulated other comprehensive income (loss)	30,435	(44,971)
Accumulated deficit	(90,665,985)	(51,558,381)
Total stockholders’ equity (deficit)	25,909,842	(46,701,704)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$33,997,354	$24,113,916

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Research grants	$44,493	$209,017	$241,793	$591,189
Collaborative research agreements	271,555	—	431,555	256,326
Total revenues	316,048	209,017	673,348	847,515
Operating expenses:
Research and development	5,496,136	1,619,724	35,964,496	7,343,410
Marketing	387,424	—	1,238,492	—
General and administrative	1,362,052	1,028,541	3,969,695	2,319,717
Total operating expenses	7,245,612	2,648,265	41,172,683	9,663,127
Loss from operations	(6,929,564)	(2,439,248)	(40,499,335)	(8,815,612)
Interest income and other, net	454,230	281,416	1,391,731	930,691
Net loss	(6,475,334)	(2,157,832)	(39,107,604)	(7,884,921)
Accretion to redemption amount of redeemable convertible preferred stock	—	(82,302)	—	(246,906)
Net loss allocable to common stockholders	$(6,475,334)	$(2,240,134)	$(39,107,604)	$(8,131,827)

Basic and diluted net loss per share attributable to common stockholders	$(0.28)	$(0.86)	$(1.94)	$(3.24)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	23,154,266	2,572,822	20,143,478	2,512,450

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September30,
	2007	2006

Operating activities
Net loss	$(39,107,604)	$(7,884,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212,890	389,754
Stock based compensation	930,143	503,333
Stock awards	148,226	—
Non-cash compensation related to forgiveness of note receivable from officer	—	56,250
Loss on disposal of assets	—	264
Deferred rent	(6,355)	11,189
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	828,494	(211,775)
Research grant and contract receivables	101,866	447,672
Other assets	13,074	3,204
Accounts payable and accrued expenses	2,737,890	603,558
Net cash used in operating activities	(34,141,376)	(6,081,472)

Investing activities
Purchases of short-term investments	(48,793,307)	(5,163,095)
Sales or maturity of short-term investments	40,195,000	—
Purchase of property and equipment	(198,511)	(61,901)
Net cash used in investing activities	(8,796,818)	(5,224,996)

Financing activities
Proceeds from sale of common stock	43,735,465	102,010
Repurchase of common stock	—	(100,000)
Repurchase of Series A preferred stock	—	(100,000)
Proceeds from exercise of warrants	1,370,267	—
Net cash provided by financing activities	45,105,732	(97,990)
Effect of exchange rate changes on cash and cash equivalents	31,626	10,102
Net increase (decrease) in cash and cash equivalents	2,199,164	(11,394,356)
Cash and cash equivalents at beginning of period	6,122,438	19,943,959
Cash and cash equivalents at end of period	$8,321,602	$8,549,603

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	65,461,166	—

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

Optimer is subject to risks common to companies in the biotechnology industry including, but not limited to, risks and uncertainties related to drug discovery, development and commercialization, obtaining regulatory approval of any products it or its collaborators may develop, competition from other biotechnology and pharmaceutical companies, its effectiveness at managing its financial resources, difficulties or delays in its clinical trials, difficulties or delays in manufacturing its clinical trial materials, implementation of its collaborations, the level of efforts that its collaborative partners devote to development and commercialization of its product candidates, its ability to successfully market and sell any products it develops, the scope and validity of patent protection for its products and proprietary technology, dependence on key personnel, product liability, litigation, its ability to comply with U.S. Food and Drug Administration, or  FDA, and other government regulations and its ability to obtain additional funding to support its operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or SEC, on March 30, 2007.

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

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Research and Development Expenses

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, or SFAS 2. SFAS 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers. The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, or approval of the new drug application, or NDA, for such product. The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations, or CROs, and costs associated with non-clinical activities and regulatory approvals. The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Under the SFAS 130, net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company’s comprehensive loss was $6.5 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively. The Company’s comprehensive loss was $39.0 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Net Loss Per Share Attributable to Common Stockholders

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, or SFAS 128. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, and common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same.

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 creates a single model to address accounting for uncertainty in income tax positions. FIN 48 prescribes a minimum threshold that an income tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition and measurement criteria in addition to classification, interest and penalties and interim period accounting, and it significantly expands disclosure provisions for uncertain tax positions that have been or are expected to be taken in a company’s tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006 and the Company, accordingly, adopted this statement as of January 1, 2007.

As a result of the adoption of FIN 48, the Company has not recorded any change to accumulated deficit at January 1, 2007. At September 30, 2007 the Company had no unrecognized tax benefits or liabilities that, if recognized, would affect the Company’s effective income tax rate in future periods. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

The Company has completed a preliminary analysis to assess whether a change in control has occurred and whether there have been multiple changes of control since the Company’s formation. It was determined that a greater than 50% change in ownership occurred on May 9, 2001, which might limit the future utilization of the Company’s net operating loss, or NOL, and research and development, or R&D, credits incurred prior to that date. No subsequent change in ownership has occurred. If the Company experienced a greater than 50 percentage point change or shift in ownership over a 3-year time frame since its formation, utilization of its NOL or R&D credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company has not done a formal calculation of the limitation related to the May 9, 2001 ownership change. As such, no amounts are being presented as an uncertain tax position under FIN 48.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company’s fiscal year beginning after November 15, 2007. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its financial position, cash flows, and results of operations.

In July 2007, FASB released Emerging Issues Task Force Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities”, or EITF 07-3. In accordance with EITF 07-3, nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company’s current accounting treatment is consistent with EITF 07-3 and as such this EITF is not expected to have an impact on its financial position, cash flows, and results of operations.

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

	September 30, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$2,001,482	$777	$—	$2,002,259
Commercial paper	998,666	—	(5,236)	993,430
Corporate debt securities	7,973,528	4,130	(3,137)	7,974,521
Foreign debt securities	2,296,411	262	(1,834)	2,294,839
U.S. securities and other government obligations	3,501,482	4,417	—	3,505,899
Other securities	7,090,000	—	—	7,090,000
	$23,861,569	$9,586	$(10,207)	$23,860,948

	December 31, 2006
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$15,263,259	$—	$(44,399)	$15,218,860

Investments in net unrealized loss positions as of September 30, 2007 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	1	993,430	(5,236)	—	—	993,430	(5,236)
Corporate debt securities	6	3,985,119	(3,137)	—	—	3,985,119	(3,137)
Foreign debt securities	2	1,792,140	(1,834)	—	—	1,792,140	(1,834)
	9	$6,770,689	$(10,207)	$—	$—	$6,770,689	$(10,207)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

6.    Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, or FAS 123(R). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion 25, and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. The compensation costs related to all equity instruments granted prior to, but not yet vested as of, the adoption date of SFAS 123(R) are recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123. Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value of the awards in accordance with the provisions of SFAS 123(R). Additionally, under the provisions of SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility. The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the nine months ended September 30, 2007 and 2006, using the Black-Scholes option pricing model:

	Nine months ended September 30,
	2007	2006
Risk-free interest rate	4.72-4.80%	4.80%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	60.92-65.82%	65.82%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The weighted average expected life of options was calculated using the simplified method as prescribed SAB No. 107, Share-Based Payment, or SAB 107. This decision was based on the lack of relevant historical data due to the Company’s limited history. In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Based on these assumptions, the per share weighted-average grant-date fair values of stock options granted during the three months and nine months ended September 30, 2007 was $8.88 per share and $9.18 per share, respectively.

At September 30, 2007, the total unrecognized compensation expense related to non-vested stock options was approximately $2,690,323 and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.

Total stock-based compensation expense, related to all of the Company’s stock options granted, recognized for the three months and nine months ended September 30, 2007 and 2006 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$79,390	$72,552	$219,003	$214,583
Marketing	81,411	—	191,555	—
General and administrative	161,377	263,911	519,585	288,750
Stock-based compensation expense	$322,178	$336,463	$930,143	$503,333

No related tax benefits of the stock-based compensation expense have been recognized since the inception of the Company.

7.    Collaboration Agreement

In January 2007, the Company entered into a prospective buy-back agreement with Par Pharmaceutical, Inc., or Par, which provided the Company with an option to terminate a collaboration agreement entered in April 2005. The collaboration agreement provided that Par would develop and commercialize OPT-80 and granted Par an exclusive royalty bearing license, with the right to sublicense, promote, market, distribute and sell OPT-80 in a territory composed of the United States, Canada and Puerto Rico, with an option to extend the territory to include Israel. The Company retained all other rights to OPT-80 in the rest of the world (i.e. outside North America).

In February 2007, the Company elected to terminate the collaboration agreement with Par, and exercised the rights under the prospective buy-back agreement to repurchase Par’s right to develop and commercialize OPT-80 in North America and Israel. The Company paid Par a one-time $20.0 million termination fee and recorded the payment as research and development expense. The Company now holds worldwide rights to OPT-80. The Company is also obligated to pay Par a one-time $5.0 million milestone payment, an accrued expense for a payment due to Par of approximately $1.5 million for OPT-80 clinical supply material and active pharmaceutical ingredient, a 5% royalty on net sales by the Company, its affiliates or its licensees of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of OPT-80 in the rest of the world. In addition, the Company assumed Par’s obligation to make a potential prepayment to Biocon Limited, or Biocon, subject to future set offs as a result of such assumption and assignment, pursuant to Par’s agreement with Biocon. The one-time $5.0 million milestone payment must be paid after the earliest to occur of (i) the successful completion by the Company of its pivotal Phase 3 trial for OPT-80, (ii) the Company’s grant to a third party of the rights to OPT-80 or (iii) the submission to the FDA of an NDA for OPT-80. In addition, in the event the Company licenses its right to market OPT-80 in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to OPT-80. The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

8.    Stockholders’ Equity (Deficit)

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan, or the 1998 Plan. Upon the completion of the Company’s initial public offering in February 2007, the 1998 Plan was terminated and no additional grants will be issued from this plan. In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan, or the 2006 Plan. The 2006 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and any parent and subsidiary corporations’ employees and consultants. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan. In addition, the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Under the 2006 Plan, the exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years from the date of grant (five years for a 10% stockholder). Options generally vest over a period of four years. The 2006 Plan is administered by the compensation committee of the Company’s board of directors.

Following is a summary of stock option activity for the nine months ended September 30, 2007:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2006	1,496,945	$1.17
Granted	259,353	$9.18
Exercised	(128,142)	$0.89
Canceled	(3,389)	$4.65
Balance as of September 30, 2007	1,624,767	$2.46

As of September 30, 2007, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	September 30, 2007
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.22 - $0.22	67,217	3.07	$0.22	67,217	$0.22
$ 0.65 - $0.65	393,905	4.06	$0.65	393,905	$0.65
$ 1.08 - $1.08	559,861	7.29	$1.08	382,252	$1.08
$ 2.17 - $2.17	361,784	8.50	$2.17	106,445	$2.17
$ 8.06 - $10.00	242,000	9.52	$9.64	—	$—
$ 0.22 - $10.00	1,624,767	6.93	$2.46	949,819	$0.96

Of the options outstanding, options to purchase 949,819 shares were vested as of September 30, 2007, with a weighted average remaining contractual life of 6.0 years and a weighted average exercise price of $0.96 per share, while options to purchase 674,948 shares were unvested.

Stock Awards

On September 12, 2007, the Company issued stock awards for 17,500 fully-vested shares of the Company’s common stock to its directors under the Company’s 2006 Plan. The grant date fair value of the stock awards were $8.47 per share.

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

The offering date of the purchase plan was February 15, 2007 and the first purchase is scheduled to occur on November 15, 2007. During the quarter ended September 30, 2007, there were no shares of common stock issued and 200,000 shares remained available for issuance under the purchase plan.

During the nine months ended September 30, 2007, the Company recorded stock-based compensation expense of approximately $52,482 related to the purchase plan.

Warrants

In connection with the Company’s building lease agreement signed in 2000, the Company issued a warrant to purchase 13,845 shares of common stock at a purchase price of $10.83 per share, which expires in June 2010. The estimated fair value of the warrant at the date of grant was not material using the Black-Scholes valuation model. As of September 30, 2007, no shares have been issued pursuant to this warrant.

9. Subsequent event

On October 30, 2007, the Company completed a private placement in which it raised gross proceeds of approximately $35.9 million through the sale, at a price of $7.80 per share, of 4,600,000 shares of its common stock. Pursuant to a registration rights agreement dated October 23, 2007, the Company agreed to file a registration statement on Form S-1 with the SEC, within 30 days of the closing of the private placement, to register the resale of the shares. The Company agreed to use commercially reasonable efforts to have the registration statement declared effective within 90 days after the closing of the private placement if the registration statement receives no SEC review or 120 days after the closing of the private placement if the registration statement receives SEC review.

If the registration statement is not filed or is not declared effective by the required dates, then the Company has agreed to pay each purchaser liquidated damages pursuant to the registration rights agreement at a rate equal to 1.0% of the aggregate purchase price of the shares purchased by such purchaser for any private placement shares then held by such purchaser each month the registration statement is not filed or declared effective, as applicable. The maximum aggregate liquidated damages payable to any purchaser is 18% of the aggregate purchase price paid by such purchaser. If the Company fails to pay any partial liquidated damages in full within 5 business days after the date payable, the Company will pay interest thereon at a rate of 1.5% per month (or such lesser maximum amount that is permitted to be paid by applicable law). In the event that the Company registers some but not all of the private placement shares, the 1.0% of liquidated damages referred to above for any monthly period will be reduced on a pro rata basis.

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

We currently have two late-stage anti-infective product candidates, OPT-80 and Prulifloxacin. OPT-80, our lead product candidate, is an antibiotic currently in a Phase 3 registration trial for the treatment of Clostridium difficile-associated diarrhea, or CDAD, the most common nosocomial diarrhea. In April 2005, we entered into a collaboration agreement with Par Pharmaceutical, Inc., or Par, pursuant to which we and Par, exclusively collaborated in the clinical development and commercialization of OPT-80. In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize OPT-80 in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to OPT-80. The Food and Drug Administration, or FDA, has granted Fast Track status for OPT-80 in the treatment of CDAD. Fast Track designation indicates that OPT-80 has the potential to treat life-threatening diseases with unmet medical needs. OPT-80 was also chosen to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products. The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process. Participation in these programs will not eliminate any phase of clinical development. Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of infectious diarrhea, including travelers’ diarrhea, a community-acquired infection which can be caused by a broad range of bacteria. We will seek a label for Prulifloxacin for the treatment of infectious diarrhea and initially plan to focus commercialization efforts on the treatment of travelers’ diarrhea. Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998. Since inception, we have focused on hiring our management team and initial operating employees and on developing our product candidates, including OPT-80 and Prulifloxacin. We have never been profitable and have incurred significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of $90.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Revenue Recognition

Our collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. We apply the revenue recognition criteria outlined in Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

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

Accrued Clinical Trial Costs

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including clinical research organizations, or CROs, who conduct many of our research and development activities. We accrue the costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts. As actual costs become known, we adjust our accruals. To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized. We expect to significantly expand the level of research and development activity to be performed by external service providers and our estimated accruals will be more material to our future operations. Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, or SFAS 123(R) which revises SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123, and supersedes Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123(R), we disclosed the pro forma effects of applying SFAS 123 under the Black-Scholes method. We adopted SFAS 123(R) prospectively for new equity awards issued subsequent to December 31, 2005. Under SFAS 123(R), we calculate the fair value of stock option grants using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model were 6.1 years for the expected term, 60.9%-65.8% for the expected volatility, 4.7%-4.8% for the risk free rate and 0.0% for dividend yield for the nine months ended September 30, 2007. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions.

The weighted average expected option term for 2007 reflects the application of the simplified method set out in SAB No. 107 which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for the 2007 fiscal year also reflects the application of SAB No. 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

As of September 30, 2007, we had approximately $2.7 million of unrecognized stock-based compensation costs related to non-vested equity awards. As of September 30, 2007, we had outstanding vested options to purchase 949,819 shares of our common stock and unvested options to purchase 674,948 shares of our common stock.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Collaboration and Grant Revenues. Collaboration and grant revenues for the three months ended September 30, 2007 and 2006 was $316,000 and $209,000, respectively. The increase of $107,000, or 51%, was primarily due to our development collaboration with a natural healthcare company which generated $240,000 during the three months ended September 30, 2007, offset by a decrease in revenue from a National Institute of Health grant.

Research and Development Expense. Research and development expense for the three months ended September 30, 2007 and 2006 was $5.5 million and $1.6 million, respectively. The increase of $3.9 million, or 239%, is primarily due to the progress on our OPT-80 and Prulifloxacin clinical trials.

Marketing. The Company incurred $387,000 of marketing expense in the three months ended September 30, 2007 and no such expense in the three months ended September 30, 2006. The expenses in three months ended September 30, 2007 were related to salaries and pre-launch activities which include medical education, scientific conferences and public relations services.

General and Administrative Expense. General and administrative expense for the three months ended September 30, 2007 and 2006 was $1.4 million and $1.0 million, respectively. The increase of $334,000, or 32%, was due to higher legal expenses, patents services, insurance and compensation expenses, including $148,000 of stock compensation expense for stock awards granted to our directors.

Interest Income and Other, net. Net interest income and other for the three months ended September 30, 2007 and 2006 was $454,000 and $281,000, respectively. The increase was primarily due to higher cash and short-term investment balances as a result of the initial public offering which closed on February 14, 2007.

Nine Months Ended September 30, 2007 and 2006

Collaboration and Grant Revenues. Collaboration and grant revenues for the nine months ended September 30, 2007 and 2006 were $673,000 and $848,000, respectively. The decrease of $175,000, or 21%, was due to a decrease in revenue from a National Institute of Health grant and the conclusion of a development and license agreement, partially offset by an increase of $400,000 related to a collaboration with a natural healthcare company.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2007 and 2006 was $36.0 million and $7.3 million, respectively. The increase of $28.7 million, or 390% was due primarily to the $20.0 million payment to Par to reacquire the North American rights to OPT-80, the advancement of our OPT-80 and Prulifloxacin clinical trials, including the May 2007 initiation of the second pivotal Phase 3 trial for OPT-80, and the purchase of $1.9 million of OPT-80 clinical supply material and active pharmaceutical ingredient for the OPT-80 clinical study.

Marketing. We incurred $1.2 million of marketing expense in the nine months ended September 30, 2007 and no such expense in the nine months ended September 30, 2006. The expenses in the nine months ended September 30, 2007 were related to salaries and pre-launch activities which include medical education, scientific conferences, and public relations services.

General and Administrative Expense. General and administrative expense for the nine months ended September 30, 2007 and 2006 was $4.0 million and $2.3 million, respectively. The increase of $1.7 million, or 71%, was due to higher legal expenses, insurance and compensation expenses, including a $668,000 increase in stock compensation expense.

Interest Income and Other, net. Net interest income and other for the nine months ended September 30, 2007 and 2006 were $1.4 million and $931,000, respectively. The increase was primarily due to higher cash and short-term investment balances as a result of the initial public offering which closed on February 14, 2007.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities. Through September 30, 2007, we received gross proceeds of approximately $118.9 million from the sale of shares of our preferred and common stock as follows:

•      in May 2000, we sold a total of 1.6 million shares of Series A preferred stock for proceeds of $3.4 million;

•      from March 2001 to December 2001, we sold a total of 4.1 million shares of Series B preferred stock for proceeds of $32.2 million;

•      in April 2005, we sold a total of 1.5 million shares of Series C preferred stock for proceeds of $12.0 million;

•      from April 2005 to November 2005, we sold a total of 2.9 million shares of Series D preferred stock for proceeds of $22.3 million; and

•      in February 2007, we sold a total of 7.0 million shares of our common stock in connection with our initial public offering for proceeds of $49.0 million.

On October 30, 2007, we completed a private placement in which we raised gross proceeds of approximately $35.9 million through the sale, at a price of $7.80 per share, of 4,600,000 shares of our common stock.

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

Cash Flows

As of September 30, 2007, cash, cash equivalents and short-term investments totaled approximately $32.2 million as compared to $21.3 million as of December 31, 2006, an increase of approximately $10.9 million. We raised $43.6 million in net proceeds from our initial public offering which closed on February 14, 2007. We paid Par $20.0 million of the net proceeds to reacquire the North American rights to OPT-80.

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

In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon Limited, or Biocon, regarding the active pharmaceutical ingredient, or API, for OPT-80. Under this agreement, Biocon shall supply to us our requirements of the OPT-80 API for certain markets. We may elect to pay to Biocon a $3.0 million prepayment for capital investments made by Biocon, which would be subject to set-offs against future purchases by us of the API for OPT-80. The supply agreement will terminate upon the tenth anniversary of the commercial launch of OPT-80 unless earlier terminated by mutual agreement or material default of either party.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 18 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of September 30, 2007 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A hypothetical ten percent change in interest rates during the quarter ended September 30, 2007 would have resulted in approximately a $46,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates applicable to our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, whom we refer to as our certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, our certifying officers concluded that as of the end of the period covered by this report these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the three months ended September 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant operating losses since our inception in 1998. As of September 30, 2007, we had an accumulated deficit of approximately $90.7 million. We have generated no revenues from product sales to date. We have funded our operations to date from the sale of approximately $154.8 million of our securities and through research funding pursuant to collaborations with partners or government grants. We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize OPT-80 and Prulifloxacin or develop and commercialize our other product candidates, or continue our other research and development programs.

We will require additional capital to commercialize our current lead product candidates OPT-80 and Prulifloxacin. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. We also could be required to:

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

We do not currently have sufficient resources to commercialize OPT-80 on our own. If we are unable to raise additional capital or we are unable to find a collaboration partner or are unable to effectively collaborate with one or more partners for the commercialization of OPT-80 or Prulifloxacin, we will not generate revenues from sales of OPT-80 and our business will be materially harmed.

We are dependent on third party collaborators and we may be unable to enter into future collaboration agreements or we may have disagreements with these collaborators.

We currently plan to build our own marketing and sales force for OPT-80 in North America and Prulifloxacin in the United States. However, we may also seek one or more partners for the commercialization of OPT-80 outside of North America. We cannot be certain that we would be successful in attracting any such partners. If we were not able to find appropriate partners for the continued development and commercialization of OPT-80, we would either have to delay these initiatives which would harm our business and prospects, or raise significant additional funds to develop clinical and commercialization capabilities internally.

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

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not consider or approve an application that we may submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more applications for approval that we may submit, which might significantly harm our business and prospects.

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

Even after we complete our planned clinical trials, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the results of our clinical trials may not demonstrate to the satisfaction of or meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•                  to the results of our clinical trials may not demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  to the results of our clinical trials may not demonstrate that a product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

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

We may not be able to enter into acceptable agreements to market and commercialize OPT-80 outside of North America or if, needed, adequately build our own marketing and sales capabilities.

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

Our ability to develop and commercialize OPT-80 and Prulifloxacin and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization. We have not yet manufactured commercial batches of OPT-80, Prulifloxacin or any of our other product candidates. Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture. Such difficulties could result in delays in clinical trials, regulatory submissions, or commercialization of our product candidates. The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues. Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve. Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may take a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

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

We plan to target our marketing of Prulifloxacin primarily to high-prescribing physicians of antibiotics for travelers’ diarrhea, including those at travel clinics. Because of the number of these physicians in the United States, we will be required to expend significant time and resources to obtain broad market acceptance of Prulifloxacin among these physicians. We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own. As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Prulifloxacin. In addition, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections, or UTIs, and respiratory tract infections, or RTIs, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located. We have rights to Prulifloxacin only in the United States. These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

We are a small company with 43 employees as of November 1, 2007. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

While we have filed 6 patent applications for OPT-80, we do not yet have any issued patents for OPT-80.

These patent applications related to OPT-80 encompass various topics relating to:

•      composition of matter;

•      crystalline polymorphs

•      manufacture process;

•      treatment of diseases;

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

In addition, assuming our clinical trials are successful and completed in a timely manner, we currently plan to launch Prulifloxacin for the treatment of infectious diarrhea in 2009. However, the patent covering Prulifloxacin is scheduled to expire in February 2009, and due to this short remaining patent life we may be forced to abandon plans to pursue development and approval of Prulifloxacin for any indications, including infectious diarrhea. Although we also currently plan to apply for an extension of this patent term until 2014, we cannot assure you that the United States Patent and Trademark Office, or PTO, will grant the extension for the full additional five years, or at all. In either event, our business and prospects would be significantly harmed.

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

As of November 1, 2007, our executive officers, directors and their respective affiliates, currently beneficially own approximately 14.1% of our common stock. Accordingly, these stockholders will likely be able to influence the composition of our board of directors, influence the approval of all matters requiring stockholder approval and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market value of our common stock to decline.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We currently have five employees dedicated full-time to accounting and finance matters. In the future we will hire additional full-time employees in the accounting and finance department, as necessary, to ensure we have effective internal controls over financial reporting and disclosure controls and procedures. We also hire consultants from time to time to address these matters. If we are unable to hire adequate accounting and finance personnel, we may not be able to meet our public company reporting and governance obligations, including those set forth under the Sarbanes-Oxley Act. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 6. Exhibits

Exhibit No.		Description of Document
3.1	(2)	Amended and Restated Certificate of Incorporation of the registrant.
3.2	(4)	Amended and Restated Bylaws of the registrant.
4.1	(3)	Form of Common Stock Certificate of the registrant.
4.2	(1)	Warrant Agreement between the registrant and Pacific Sorrento Technology Park dated June 1, 2000.
4.3	(1)	Amended and Restated Investors’ Rights Agreement by and among the registrant and certain stockholders of the registrant dated November 30, 2005.
4.4	(6)	Registration Rights Agreement, dated October 23, 2007, by and between the registrant and the purchasers listed on the signature pages thereto.
10.1	(4)	Optimer Pharmaceuticals, Inc. Employee Stock Purchase Plan, as amended.
10.2	(5)	Summary of Optimer Pharmaceuticals, Inc. 2007 Incentive Compensation Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan or arrangement.
(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(4)	Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.
(5)	Filed with Registrant’s Current Report on Form 8-K on July 23, 2007.
(6)	Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: November 9, 2007	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)