Form 10-Q
period 2008-03-31
OPTIMER PHARMACEUTICALS INC
filed 2008-05-08
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of May 1, 2008 was 27,925,356 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I — FINANCIAL INFROMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,728,550	$3,191,814
Short-term investments	31,103,852	55,613,785
Research grant and contract receivables	486,666	95,184
Prepaid expenses and other current assets	1,282,630	872,810
Total current assets	51,601,698	59,773,593
Property and equipment, net	681,076	705,374
Long-term investments	1,157,500	—
Other assets	308,469	306,573
Total assets	$53,748,743	$60,785,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,036,392	$2,602,152
Accrued expenses	3,893,863	4,998,025
Total current liabilities	7,930,255	7,600,177
Deferred rent	273,723	281,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and oustanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,922,750 and 27,903,705 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; 46,153 held in treasury	27,923	27,904
Treasury stock, at cost; 46,153 shares	(100,000)	(100,000)
Additional paid-in capital	151,132,574	150,681,519
Accumulated other comprehensive income (loss)	121,871	(8,396)
Accumulated deficit	(105,637,603)	(97,697,558)
Total stockholders’ equity	45,544,765	52,903,469

Total liabilities and stockholders’ equity	$53,748,743	$60,785,540

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues:
Research grants	$486,666	$146,298
Operating expenses:
Research and development	6,905,376	23,446,267
Marketing	365,568	551,997
General and administrative	1,737,051	1,094,468
Total operating expenses	9,007,995	25,092,732
Loss from operations	(8,521,329)	(24,946,434)
Interest income and other, net	581,284	442,221
Net loss	$(7,940,045)	$(24,504,213)

Basic and diluted net loss per share	$(0.28)	$(1.75)
Shares used to compute basic and diluted net loss per share	27,869,675	14,039,248

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net loss	$(7,940,045)	$(24,504,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,892	76,024
Stock based compensation	429,678	245,267
Deferred rent	(8,171)	(2,119)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(409,820)	869,130
Research grant and contract receivables	(391,482)	(5,513)
Other assets	(1,896)	13,436
Accounts payable and accrued expenses	330,078	189,771
Net cash used in operating activities	(7,936,766)	(23,118,217)

Investing activities
Purchases of short-term investments	(13,001,529)	(26,623,302)
Sales or maturity of short-term investments	36,475,000	10,500,000
Purchase of property and equipment	(30,594)	(110,120)
Net cash provided by (used in) investing activities	23,442,877	(16,233,422)

Financing activities
Proceeds from sale of common stock	21,396	43,713,805
Proceeds from exercise of warrants	—	1,370,267
Net cash provided by financing activities	21,396	45,084,072
Effect of exchange rate changes on cash and cash equivalents	9,229	30,573
Net increase in cash and cash equivalents	15,536,736	5,763,006
Cash and cash equivalents at beginning of period	3,191,814	6,122,438
Cash and cash equivalents at end of period	$18,728,550	$11,885,444

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	—	65,461,166

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. The Company has one wholly owned subsidiary, Optimer  Biotechnology, Inc., which is incorporated and located in Taiwan.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing anti-infective products.  The Company currently has two anti-infective product candidates, OPT-80 for the treatment of Clostridium difficile-infection, and Prulifloxacin, for the treatment of infectious diarrhea in travelers. The Company is developing additional product candidates using its proprietary technology, including its OPopS drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008.

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

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as current or noncurrent available-for-sale securities and are reported at fair value with net unrealized gains or losses reported within accumulated other comprehensive income (loss) in the consolidated balance sheets.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense. The cost of securities sold is computed using the specific identification method.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Auction rate preferred securities are classified as noncurrent available-for-sale securities in the consolidated balance sheet because of the intent and ability to hold these securities until the market for auction rate preferred securities stabilizes or until the issuer refinances the underlying security.

Revenue Recognition

The Company’s collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  The Company applies the revenue recognition criteria outlined in Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  In applying these revenue recognition criteria, the Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Research and Development Expenses

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs (“SFAS 2”).  SFAS 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, or approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations (“CROs”) and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

When nonrefundable payments for goods or services to be received in the future for use in research and development activities are made, the Company applies the criteria outlined in EITF Issue 07-3, (“EITF 07-3”) Accounting for Non-Refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities . In accordance with EITF 07-3, these types of payments are deferred and capitalized. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $7.8 million and $24.5 million for the three months ended March 31, 2008 and 2007, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

equivalent shares consist of common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same.

For the three months ended March 31, 2008 and 2007, common shares issuable upon the exercise of stock options and warrants totaling 1,992,272 and 1,644,252 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Income Taxes

On January 1, 2007 the Company adopted FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of the date of adoption and there were no unrecognized tax benefits included in the balance sheet at March 31, 2008 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheet at March 31, 2008 and had recognized $0 in interest and/or penalties in the statement of operations for the quarter ended March 31, 2008.

The Company is subject to taxation in the United States, California and various foreign jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company is currently undergoing a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. The Company expects the Section 382/383 analysis to be completed within the next 12 months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In November 2007, the EITF issued Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 07-1 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.  SFAS 160 requires the recognition of a noncontrolling interest, sometimes called minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined the impact, if any, that adopting this standard may have on its financial position, cash flows, and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any, that adopting this standard may have on its financial position, cash flows, and results of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. See note 3 for further discussion on SFAS 157.

Effective January 1, 2008, the Company adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect to adopt the fair value option under this Statement.

Effective January 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.  EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. The adoption did not have a material impact on the Company’s financial position, cash flows, and results of operations.

3.   Fair Value of Financial Instruments

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices in active markets for identical assets and liabilities; or

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:	Unobservable inputs.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2008:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Marketable securities	$30,736,352	$—	$1,525,000	$32,261,352

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2008	$—
Total gains and losses
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	1,525,000
Ending balance at March 31, 2008	$1,525,000

Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. At March 31, 2008, the Company held two auction rate preferred securities valued at $1.5 million with perpetual maturity dates that reset every 28 days. $367,500 of the $1.5 million is expected to be redeemed on or after May 21, 2008 and therefore is considered short-term. Since February 2008, the auctions for these securities have failed, and the interest rates were reset to 3.62% and 4.90%, from their previous rates of 4.65% and 5.55%. The Company does not believe there is any impairment of the auction rate preferred securities at March 31, 2008, but has classified these securities to long-term investments on the consolidated balance sheet because the Company has the intent and ability to hold these securities until the market for auction rate preferred securities stabilizes or until the issuer refinances the underlying security.

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	March 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$3,804,762	$8,789	$—	$3,813,551
Corporate debt securities	23,324,963	78,618	(23,161)	23,380,420
Foreign debt securities	2,518,084	22,266	—	2,540,350
U.S. securities and other government obligations	1,000,049	1,982	—	1,002,031
	$30,647,858	$111,655	$(23,161)	$30,736,352

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$4,802,335	$1,515	$(2,234)	$4,801,616
Commercial paper	7,464,847	259	(650)	7,464,456
Corporate debt securities	20,856,371	9,378	(43,527)	20,822,222
Foreign debt securities	3,323,878	6,947	(3,479)	3,327,346
U.S. securities and other government obligations	3,500,647	5,118	—	3,505,765
Taxable auction rate securities	14,200,000	—	—	14,200,000
Other securities	1,498,251	—	(5,871)	1,492,380
	$55,646,329	$23,217	$(55,761)	$55,613,785

Investments in net unrealized loss positions as of March 31, 2008 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	5	$3,728,895	$(23,161)	$—	$—	$3,728,895	$(23,161)

The Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

5.              Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective-transition-method and therefore, prior period results will not be restated.  SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under this transition method, the compensation costs related to all equity instruments granted prior to, but not yet vested as of, the adoption date of SFAS 123(R) are recognized based on the grant-date fair value which is estimated in accordance with the original provisions of SFAS 123.  Compensation costs related to all equity instruments granted after January 1, 2006 are recognized at the grant-date fair value

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

of the awards in accordance with the provisions of SFAS 123(R).  Additionally, under the provisions of SFAS 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which is recognized over the requisite service period of the awards on a straight-line basis.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months ended March 31, 2008 and 2007, using the Black-Scholes option pricing model:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.96%	4.80%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.02-6.08	6.08
Volatility	64.95%	65.82%

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

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the three months ended March 31, 2008 was $6.82 per share.

As of March 31, 2008, the total unrecognized compensation expense related to unvested stock options was approximately $3,678,017 and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three months ended March 31, 2008 and 2007 was comprised as follows:

	Three months ended March 31,
	2008	2007
Research and development	$110,547	$60,948
Marketing	78,484	53,306
General and administrative	240,647	131,013
Stock-based compensation expense	$429,678	$245,267

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Tax benefits recognized and related to stock-based compensation and related cash flow impacts were not material during the three months ended March 31, 2008.

6.     Stockholders’ Equity

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (“1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the effectiveness of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the effectiveness of the Company’s initial public offering. The Company has reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Pursuant to this provision, 750,000 additional shares of the Company’s common stock were reserved for issuance under the 2006 Plan on January 1, 2008.

Options granted under both the 1998 Plan and the 2006 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder) and vest over a period of four years. The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.  The 2006 Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Following is a summary of stock option activity for the three months ended March 31, 2008:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2007	1,615,317	$2.65
Granted	396,000	$6.82
Exercised	(19,045)	$1.12
Canceled	—	$—
Balance as of March 31, 2008	1,992,272	$3.49

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of March 31, 2008, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	March 31, 2008
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 - $0.65	433,945	3.59	$0.59	433,945	$0.59
$1.08 - $1.08	528,933	6.98	$1.08	408,067	$1.08
$2.17 - $6.59	449,144	8.72	$3.23	152,648	$2.17
$6.90 - $9.70	575,750	9.45	$8.04	59,040	$9.49
$10.00	4,500	9.06	$10.00	—	$—
$0.22 - $10.00	1,992,272	7.35	$3.49	1,053,700	$1.51

Of the options outstanding, options to purchase 1,053,700 shares were vested as of March 31, 2008, with a weighted average remaining contractual life of 5.9 years and a weighted average exercise price of $1.51 per share, while options to purchase 938,572 shares were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  The ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors. Pursuant to this provision, 300,000 additional shares of the Company’s common stock were reserved for issuance under the ESPP on January 1, 2008.

The offering periods commence on the first trading day on or after May 15 and November 15 of each year. As of March 31, 2008, there were 22,683 shares of common stock issued and 477,317 shares were available for issuance under the ESPP.

During the three months ended March 31, 2008, the Company recorded stock-based compensation expense of approximately $25,950 related to the ESPP.

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

We currently have two late-stage anti-infective product candidates, OPT-80 and Prulifloxacin.  OPT-80, our lead product candidate, is an antibiotic currently in two Phase 3 registration trials for the treatment of Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea.  In April 2005, we entered into a collaboration agreement with Par Pharmaceutical, Inc., or Par, pursuant to which we and Par, exclusively collaborated in the clinical development and commercialization of OPT-80.  In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize OPT-80 in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to OPT-80.  The Food and Drug Administration, or FDA, has granted Fast Track status for OPT-80 in the treatment of CDI.  Fast Track designation indicates that OPT-80 has the potential to treat life-threatening diseases with unmet medical needs.  The FDA also chose OPT-80 to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products.  The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process.  Participation in these programs will not eliminate any phase of clinical development.  Prulifloxacin is an antibiotic currently in two Phase 3 trials for the treatment of travelers’ diarrhea, a form of infectious diarrhea caused by bacteria.  We will seek a label for Prulifloxacin for the treatment of infectious diarrhea in travelers and initially plan to focus commercialization efforts on the treatment of travelers’ diarrhea.  Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including OPT-80 and Prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of March 31, 2008, we had an accumulated deficit of $105.6 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method when we adopted SFAS No. 123(R) and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $430,000 and $245,000 was recognized in the quarters ended March 31, 2008 and 2007, respectively, for all awards granted on or after December 31, 2005 as well as for the unvested portion of awards granted before December 31, 2005.

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

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No.123(R) and EITF Issue 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Collaboration and Grant Revenues.  Collaboration and grant revenues for the three months ended March 31, 2008 and 2007 was $487,000 and $146,000, respectively. The increase of $341,000, or 233%, was primarily due to revenue from a National Institutes of Health grant.

Research and Development Expense.  Research and development expense for the three months ended March 31, 2008 and 2007 was $6.9 million and $23.4 million, respectively, a decrease of $16.5 million, or 71%.   The decrease is primarily due to a one-time $20.0 million payment to Par in the first quarter of the prior year to regain the North American rights to OPT-80 and was partially offset by an increase in expenses related to our OPT-80 and Prulifloxacin Phase 3 clinical trials.

Marketing Expense.  Marketing expense for the three months ended March 31, 2008 and 2007 was $366,000 and $552,000, respectively. The decrease of $186,000, or 34%, was primarily due to the timing of the ECCMID symposium and conference which in 2007 was held in March and in 2008 was held in April.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2008 and 2007 was $1.7 million and $1.1 million, respectively.  The increase of $600,000, or 59%, was due to higher compensation expenses, including $241,000 of stock compensation expense, an increase of $110,000 over the same period in the prior year, as well as higher legal, patent and allocated facilities expenses.

Interest Income and Other, net.  Net interest income and other for the three months ended March 31, 2008 and 2007 was $581,000 and $442,000, respectively.  The increase was primarily due to higher cash and short-term investment balances as a result of our private placement offering in October 2007.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2008, we received gross proceeds of approximately $154.8 million from the sale of shares of our preferred and common stock as follows:

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

•                  in October 2007, we sold a total of 4.6 million shares of our common stock in connection with a private placement offering for proceeds of $35.9 million.

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

Cash Flows

As of March 31, 2008, cash, cash equivalents and short-term investments totaled approximately $49.8 million as compared to $58.8 million as of December 31, 2007, a decrease of approximately $9.0 million.  The decrease in our cash, cash equivalents and short-term investments was primarily due to day-to-day operating expenses and the reclassification of $1.2 million of auction rate securities to long-term investments.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates.

In February 2007, we repurchased the rights to develop and commercialize OPT-80 in North America and Israel under the prospective buy-back agreement. Under the term of the prospective buy-back agreement, we are obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of OPT-80 in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of OPT-80 in the rest of the world.  In addition, in the event we license our right to market OPT-80 in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to OPT-80.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In June 2004, we entered into a license agreement with Nippon Shinyaku Co., Ltd. to which we acquired the non-exclusive right to import and purchase Prulifloxacin , and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin.  Additionally, we acquired rights within the United States to a key patent which covers the compound and the treatment of bacterial infections in humans and animals.  Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of a new drug application for Prulifloxacin in the United States.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of March 31, 2008 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended March 31, 2008 would have resulted in approximately a $62,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. (*)

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2008, we had an accumulated deficit of approximately $105.6 million.  We have generated no revenues from product sales to date.  We have funded our operations to date from the sale of approximately $154.8 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize OPT-80 and Prulifloxacin or develop and commercialize our other product candidates, or continue our other research and development programs. (*)

We will require additional capital to commercialize our current lead product candidates OPT-80 and Prulifloxacin.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We do not currently have sufficient resources to commercialize OPT-80 and Prulifloxacin on our own. If we are unable to raise additional capital or are unable to effectively collaborate with one or more partners for the commercialization of OPT-80 or Prulifloxacin, we will not generate significant revenues from sales of these product candidates and our business will be materially harmed.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated. (*)

We may experience delays in clinical trials of our product candidates.  OPT-80 is currently in two Phase 3 clinical trials for the treatment of CDI.  We anticipate enrollment in the first trial will be completed within the next couple of months and also anticipate completing enrollment and reporting data from the second trial in 2009. If both trials are successful, we intend to file an NDA as soon as practicable thereafter. In addition, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of OPT-80.  Prulifloxacin is in two Phase 3 trials for infectious diarrhea in travelers. We have completed enrollment in the first trial and expect to report data in the next couple of months.  We anticipate completing enrollment and reporting data of the second trial in the second half of 2008.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to the NDA submission to compare Prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.  Several of our principal investigators have stated that the enrollment rate in the clinical trials for OPT-80 has often been less than projected.  Our original projections were based on enrollment rates for our Phase 2a trial of OPT-80.  If we continue to experience lower than expected enrollment in the trials, the trials may not be completed as currently scheduled and we may incur delays in obtaining regulatory approval as well as additional significant expenses.  Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

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

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates. (*)

We have entered into agreements with third-party CROs, such as INC Research to provide monitors for and to manage data for our on-going clinical programs.

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

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach.  In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  INC Research has been heavily involved in the clinical development and regulatory approval process for our lead product candidates and possesses significant experience with the regulatory process.  We substantially rely on INC Research to conduct the clinical trials for OPT-80 and Prulifloxacin.  INC Research has also subcontracted with other third-party CROs for various aspects of the clinical trials.  If any relationships with INC Research or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that INC Research has with government agencies. For example, a third party service provider recently terminated their clinical trial agreement regarding the enrollment of patients in our Prulifloxacin trial in Guatemala.  As a result, we are unable to recruit new patients in Guatemala and are evaluating additional sites to supplement existing ones in India and Mexico.

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

We currently have no sales organization and have no experience in marketing drug products as a company.  If we are unable to expand our marketing capabilities and establish sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We currently have a limited marketing organization and do not have a sales organization for the marketing, sales and distribution of pharmaceutical products.  In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We plan to build our own marketing and sales force to commercialize OPT-80 in North America and will seek third-party partners outside North America.  We own exclusive rights to commercialize Prulifloxacin in the United States, and we contemplate establishing our own sales force or seeking third-party partners to sell Prulifloxacin in the United States.  The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability.  We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.  To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves.  In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products.  In the event we are unable to develop and expand our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

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

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated. (*)

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to OPT-80 and Xifaxan®/rifaximin with respect to Prulifloxacin, and generic antibiotics such as metronidazole and vancomycin with respect to OPT-80 and ciprofloxacin with respect to Prulifloxacin.  In addition, we anticipate that OPT-80 will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI, such as Xifaxan®/rifaximin and Alinia™/nitazoxanide.  Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including OPT-80 and Prulifloxacin.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products. (*)

We outsource all manufacturing of clinical trial supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers.  We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

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

In addition, we, our collaborators and other third-party manufacturers of our products must comply with current strictly enforced cGMP requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We rely on Biocon to manufacture OPT-80 API and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, and Angelini and Patheon to manufacture Prulifloxacin drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, neither Biocon’s nor Juzen’s nor Patheon’s facilities have yet been approved for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

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

We plan to target our marketing of Prulifloxacin primarily to high-prescribing physicians of antibiotics for travelers’ diarrhea, including those at travel clinics.  Because of the number of these physicians in the United States, we will be required to expend significant time and resources to obtain broad market acceptance of Prulifloxacin among these physicians.  We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own.  As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Prulifloxacin.  In addition, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections and respiratory tract infections, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located.  We have rights to Prulifloxacin only in the United States.  These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Michael N. Chang, Ph.D., our President and Chief Executive Officer, Tessie M. Che, Ph.D., our Senior Vice President and Chief Operating Officer, Youe-Kong Shue, Ph.D., our Vice President, Clinical Development, Sherwood L. Gorbach, MD, our Vice President of Medical Affairs and Chief Medical Officer, and Kevin P. Poulos, our Chief Commercial Officer.  The loss of services of any of Dr. Chang, Dr. Che, Dr. Shue, Dr. Gorbach or Mr. Poulos or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth. (*)

We are a small company with 46 employees as of May 1, 2008.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Third-party payor coverage and reimbursement may be insufficient or unavailable altogether for our product candidates, which could diminish our sales or affect our ability to sell our products profitably. (*)

Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures.  Government third-party payors, such as the Medicare and Medicaid programs, and private payors, including health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels for these drugs.  Because third-party payors increasingly are challenging prices charged and the cost-effectiveness of medical products, significant uncertainty exists as to the ability of our product candidates to receive adequate coverage and reimbursement.  We cannot be sure that third-party payors will place our product candidates on approved formularies or that reimbursement will be available in whole or in part for any of our product candidates.  For example, the Deficit Reduction Act of 2005 requires an adjustment in Medicare payments for reimbursement of certain-hospital acquired conditions.  The Centers for Medicare and Medicaid Services, or CMS, is likely to expand its list of non-payment for preventable hospital acquired infections.  Both CDI and MRSA infections have been discussed but CMS has determined that further analysis is required before considering these conditions for non-reimbursement.  Also, we cannot be sure that insufficient reimbursement amounts will not reduce the demand for, or require us to reduce the price of our products, if approved.

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

As a result of legislative proposals and the trend towards managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics, can also be expected to substantially reduce the likelihood of reimbursement for OPT-80 and Prulifloxacin.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection. (*)

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, including those from generic drug manufacturers.  Our ability to protect our product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

We have filed 8 patent applications related to OPT-80.  Although we have recently received a “Notice of Allowance” from the United States Patent and Trademark Office, or U.S. PTO, on our polymorphism patent, we do not yet have any issued patents related to OPT-80.

These patent applications related to OPT-80 encompass various topics relating to:

•                  composition of matter for OPT-80;

•                  composition of matter for OPT-80 related substances and use for CDI;

•                  polymorphic forms;

•                  composition comprising a polymorphic form;

•                  manufacturing processes;

•                  treatment of diseases;

•                  formulation; and

•                  OPT-80 related compound, including metabolites, e.g. OP-1118.

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

In addition, assuming our clinical trials are successful and completed in a timely manner, we currently plan to file a NDA for Prulifloxacin for the treatment of infectious diarrhea in travelers in 2009.  However, the patent covering Prulifloxacin is scheduled to expire in February 2009, and due to this short remaining patent life we may be forced to abandon plans to pursue development and approval of Prulifloxacin for any indications, including infectious diarrhea. Although we also currently plan to apply for an extension of this patent term up to 2014, we cannot assure you that the U.S. PTO will grant the extension for the full additional five years, or at all.  In either event, our business and prospects would be significantly harmed.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio. (*)

Our investment securities consist of high-grade auction rate securities, money market funds, corporate debt securities and government agency securities. At March 31, 2008, the Company held two auction rate preferred securities valued at $1.5 million with perpetual maturity dates that reset every 28 days. $367,500 of $1.5 million is expected to be redeemed on or after May 21, 2008 and therefore is considered short-term. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. There was insufficient demand at auction for these two auction rate preferred securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. (*)

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures.  We will be required, this year, to perform a system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.  We currently have five employees dedicated full-time to accounting and finance matters.  In the future we will hire full-time employees in the accounting and finance department, as necessary, to ensure we have effective internal controls over financial reporting and disclosure controls and procedures.  We also hire consultants from time to time to address these matters.  If we are unable to hire adequate accounting and finance personnel, we may not be able to meet our public company reporting and governance obligations, including those set forth under the Sarbanes-Oxley Act.  Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(6)	Summary of Optimer Pharmaceuticals, Inc. 2008 Incentive Compensation Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 November 9, 2006.

(2)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(3)                                    Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(4)                                    Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(5)                                    Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                                    Filed with Registrant’s Current Report on Form 8-K on March 17, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 8, 2008	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)