Form 10-Q
period 2008-06-30
OPTIMER PHARMACEUTICALS INC
filed 2008-08-08
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of August 1, 2008 was 29,704,257 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,905,838	$3,191,814
Short-term investments	26,177,939	55,613,785
Research grant and contract receivables	144,003	95,184
Prepaid expenses and other current assets	832,592	872,810
Total current assets	44,060,372	59,773,593
Property and equipment, net	652,780	705,374
Long-term investments	1,150,000	—
Other assets	308,943	306,573
Total assets	$46,172,095	$60,785,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,800,225	$2,602,152
Accrued expenses	4,134,009	4,998,025
Total current liabilities	7,934,234	7,600,177
Deferred rent	265,552	281,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and oustanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 27,952,042 shares and 27,903,705 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively; 46,153 held in treasury	27,952	27,904
Treasury stock, at cost; 46,153 shares	(100,000)	(100,000)
Additional paid-in capital	151,711,395	150,681,519
Accumulated other comprehensive gain (loss)	23,862	(8,396)
Accumulated deficit	(113,690,900)	(97,697,558)
Total stockholders’ equity	37,972,309	52,903,469

Total liabilities and stockholders’ equity	$46,172,095	$60,785,540

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Research grants	$118,797	$51,002	$605,463	$197,300
Collaborative research agreements	50,000	160,000	50,000	160,000
Total revenues	168,797	211,002	655,463	357,300

Operating expenses:
Research and development	6,220,482	7,022,093	13,125,858	30,468,360
Marketing	913,916	299,071	1,279,484	851,068
General and administrative	1,521,446	1,513,175	3,258,497	2,607,643
Total operating expenses	8,655,844	8,834,339	17,663,839	33,927,071

Loss from operations	(8,487,047)	(8,623,337)	(17,008,376)	(33,569,771)
Interest income and other, net	433,750	495,280	1,015,034	937,501
Net loss	$(8,053,297)	$(8,128,057)	$(15,993,342)	$(32,632,270)

Basic and diluted net loss per share	$(0.29)	$(0.35)	$(0.57)	$(1.75)
Shares used to compute basic and diluted net loss per share	27,891,870	23,136,754	27,880,772	18,613,135

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss	$(15,993,342)	$(32,632,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,304	148,945
Stock based compensation	848,002	607,965
Deferred rent	(16,342)	(4,237)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	40,218	855,791
Research grant and contract receivables	(48,819)	114,016
Other assets	(2,370)	13,233
Accounts payable and accrued expenses	334,057	2,652,540
Net cash used in operating activities	(14,728,292)	(28,244,017)

Investing activities
Purchases of short-term investments	(17,040,787)	(39,177,453)
Sales or maturity of short-term investments	45,350,000	31,160,000
Purchase of property and equipment	(57,710)	(183,639)
Net cash provided by (used in) investing activities	28,251,503	(8,201,092)

Financing activities
Proceeds from sale of common stock	181,922	43,716,750
Proceeds from exercise of warrants	—	1,370,267
Net cash provided by financing activities	181,922	45,087,017
Effect of exchange rate changes on cash and cash equivalents	8,891	31,224
Net increase in cash and cash equivalents	13,714,024	8,673,132
Cash and cash equivalents at beginning of period	3,191,814	6,122,438
Cash and cash equivalents at end of period	$16,905,838	$14,795,570

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	—	65,461,166

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008.

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

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $8.2 million and $8.1 million for the three months ended June 30, 2008 and 2007, respectively.  The Company’s comprehensive loss was $16.0 million and $32.6 million for the six months ended June 30, 2008 and 2007, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same.

For the six months ended June 30, 2008 and 2007, common shares issuable upon the exercise of stock options and warrants totaling 1,994,965 and 1,649,230 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Income Taxes

On January 1, 2007 the Company adopted FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of the date of adoption and there were no unrecognized tax benefits included in the Company’s balance sheet at June 30, 2008 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had zero accrued for interest and penalties on the its balance sheet at June 30, 2008 and had recognized zero in interest and/or penalties in the statement of operations for the quarter ended June 30, 2008.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

has not determined the impact, if any, that adopting this standard may have on its financial position, cash flows, and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company does not currently expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not currently expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

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

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2008:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Marketable securities	$26,177,939	$—	$1,150,000	$27,327,939

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2008	$—
Total gains and losses
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	1,150,000
Ending balance at June 30, 2008	$1,150,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. At June 30, 2008, the Company held two auction rate preferred securities valued at $1.2 million with perpetual maturity dates that reset every 28 days.  Since February 2008, the auctions for these securities have failed, and the interest rates were reset in June to 3.70% and 4.90%, from their previous rates in May of 3.78% and 4.84%. The Company does not believe there is any impairment of the auction rate preferred securities at June 30, 2008, but has classified these securities to long-term investments on the consolidated balance sheet because the Company has the intent and ability to hold these securities until the market for auction rate preferred securities stabilizes or until the issuer refinances the underlying security.

4.             Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	June 30, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$1,000,949	$81	$—	$1,001,030
Corporate debt securities	22,674,017	23,570	(40,337)	22,657,250
Foreign debt securities	2,512,150	7,556	(47)	2,519,659
	$26,187,116	$31,207	$(40,384)	$26,177,939

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposits	$4,802,335	$1,515	$(2,234)	$4,801,616
Commercial paper	7,464,847	259	(650)	7,464,456
Corporate debt securities	20,856,371	9,378	(43,527)	20,822,222
Foreign debt securities	3,323,878	6,947	(3,479)	3,327,346
U.S. securities and other government obligations	3,500,647	5,118	—	3,505,765
Taxable auction rate securities	14,200,000	—	—	14,200,000
Other securities	1,498,251	—	(5,871)	1,492,380
	$55,646,329	$23,217	$(55,761)	$55,613,785

Investments in net unrealized loss positions as of June 30, 2008 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	15	$11,295,740	$(40,384)	$—	$—	$11,295,740	$(40,384)

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the six months ended June 30, 2008 and 2007, using the Black-Scholes option pricing model:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.96%	4.72%	2.96%	4.72-4.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	6.02-6.08	6.08
Volatility	64.95%	60.92%	64.95%	60.92-65.82%

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

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the three months and six months ended June 30, 2008 was $7.37 per share and $6.84 per share, respectively.

As of June 30, 2008, the total unrecognized compensation expense related to unvested stock options was approximately $3,371,993 and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three months and six months ended June 30, 2008 and 2007 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$119,960	$78,665	$230,506	$139,613
Marketing	74,811	56,838	153,296	110,144
General and administrative	223,553	227,195	464,200	358,208
Stock-based compensation expense	$418,324	$362,698	$848,002	$607,965

Tax benefits recognized and related to stock-based compensation and related cash flow impacts were not material during the six months ended June 30, 2008.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.             Stockholders’ Equity

Stock Option

In November 1998, the Company adopted the 1998 Stock Plan (“1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the effectiveness of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the effectiveness of the Company’s initial public offering. A total of 2,000,000 shares of the Company’s common stock were initially made available for sale under the plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Pursuant to this provision, 750,000 additional shares of the Company’s common stock were reserved for issuance under the 2006 Plan on January 1, 2008.

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

Following is a summary of stock option activity for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price
Balance as of December 31, 2007	1,615,317	$2.65
Granted	412,250	$6.84
Exercised	(22,794)	$1.22
Canceled	(9.808)	$7.74
Balance as of June 30, 2008	1,994,965	$3.50

As of June 30, 2008, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	June 30, 2008
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 - $0.65	432,792	3.33	$0.59	432,792	$0.59
$1.08 - $1.08	528,933	6.73	$1.08	434,685	$1.08
$2.17 - $6.90	731,240	8.87	$4.67	173,680	$2.27
$7.10 - $10.00	302,000	8.94	$9.11	80,780	$9.33
$0.22 - $10.00	1,994,965	7.11	$3.50	1,121,937	$1.67

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Of the options outstanding, options to purchase 1,121,937 shares were vested as of June 30, 2008, with a weighted average remaining contractual life of 5.75 years and a weighted average exercise price of $1.67 per share, while options to purchase 873,028 shares were unvested.

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

At June 30, 2008, there were 48,226 shares of common stock issued and 451,774 shares were available for issuance under the purchase plan.

During the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense of approximately $23,737 and $49,687, respectively, related to the purchase plan.

7.                                      Subsequent Event

In July 2008, the Company received approximately $14.8 million in gross proceeds from the sale of 1,743,396 million shares of its common stock at $8.48 per share in a registered direct offering to institutional investors. These shares were sold pursuant to a shelf registration statement which allows the Company to raise up to $100 million from the sale of common or preferred stock, debt securities, warrants or any combination of these securities.

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

We currently have two late-stage anti-infective product candidates, OPT-80 and Prulifloxacin. OPT-80, our lead product candidate, is an antibiotic currently in two Phase 3 registration trials for the treatment of Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea. We have completed enrollment in the first trial and expect to report data in the fourth quarter of 2008. We anticipate completing enrollment and reporting data from the second trial in 2009. In April 2005, we entered into a collaboration agreement with Par Pharmaceutical, Inc., or Par, pursuant to which we and Par, exclusively collaborated in the clinical development and commercialization of OPT-80. In February 2007, we elected to terminate the collaboration agreement with Par, exercised our right under a prospective buy-back agreement to repurchase Par’s rights to develop and commercialize OPT-80 in North America and Israel and paid Par a one-time $20.0 million termination fee. As a result, we now hold worldwide rights to OPT-80. The Food and Drug Administration, or FDA, has granted Fast Track status for OPT-80 in the treatment of CDI. Fast Track designation indicates that OPT-80 has the potential to treat life-threatening diseases with unmet medical needs. The FDA also chose OPT-80 to be the only investigational new drug in the Continuous Marketing Applications, or CMA, Pilot 2 Program in the Division of Anti-Infective and Ophthalmology Products. The CMA designation offers several potential benefits, including a program of continuous FDA feedback designed to streamline the development process. Participation in these programs will not eliminate any phase of clinical development.

Prulifloxacin is an antibiotic being developed for the treatment of infectious diarrhea in travelers. We recently reported top-line data from the first of two Phase 3 trials and anticipate completing enrollment and reporting data from the second trial in the second half of 2008. We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to the NDA submission to compare Prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea. We will seek a label for Prulifloxacin and initially plan to focus commercialization efforts for the treatment of infectious diarrhea in travelers. Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.

We were incorporated in November 1998. Since inception, we have focused on developing our product candidates, including OPT-80 and Prulifloxacin. We have never been profitable and have incurred significant net losses since our inception. As of June 30, 2008, we had an accumulated deficit of $113.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses. We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. We used the modified prospective method when we adopted SFAS No. 123(R) and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $418,000 and $363,000 was recognized in the three months ended June 30, 2008 and 2007, respectively. Compensation expense of $848,000 and $608,000 was recognized in the six months ended June 30, 2008 and 2007, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Collaboration and Grant Revenues. Collaboration and grant revenues of $169,000 for the three months ended June 30, 2008 were relatively consistent with the $211,000 for the three months ended June 30, 2007.

Research and Development Expense. Research and development expense for the three months ended June 30, 2008 and 2007 was $6.2 million and $7.0 million, respectively, a decrease of $802,000 or 11%. The decrease is primarily due to the purchase of $1.9 million of clinical supply material and active pharmaceutical ingredient in the second quarter of the prior year that was partially offset by an increase in expenses related to our OPT-80 and Prulifloxacin Phase 3 clinical trials in the current year.

Marketing Expense. Marketing expense for the three months ended June 30, 2008 and 2007 was $914,000 and $299,000, respectively. The increase of $615,000, or 206%, was primarily due to an increase in medical education and pre-launch marketing efforts related to OPT-80.

General and Administrative Expense. General and administrative expense of $1.5 million for the three months ended June 30, 2008 was consistent with the $1.5 million for the three months ended June 30, 2007.

Interest Income and Other, net. Net interest income and other for the three months ended June 30, 2008 and 2007 was $434,000 and $495,000, respectively. The decrease was a result of a lower rate of earnings on our cash and short-term investment balances.

Comparison of Six Months Ended June 30, 2008 and 2007

Collaboration and Grant Revenues. Collaboration and grant revenues for the six months ended June 30, 2008 and 2007 were $655,000 and $357,000, respectively. The increase of $298,000, or 83%, was primarily due to revenue from a National Institutes of Health grant.

Research and Development Expense. Research and development expense for the six months ended June 30, 2008 and 2007 was $13.1 million and $30.5 million, respectively, a decrease of $17.4 million or 57%. The decrease was primarily due to a one-time $20.0 million payment to Par to regain the North American rights to OPT-80 and the purchase of $1.9 million of clinical supply and active pharmaceutical ingredient. The decrease was partially offset by an increase in expenses related to our OPT-80 and Prulifloxacin Phase 3 clinical trials in the current year.

Marketing Expense. Marketing expense for the six months ended June 30, 2008 and 2007 was $1.3 million and $851,000, respectively. The increase of $428,000, or 50%, was primarily due to an increase in medical education and pre-launch marketing efforts related to OPT-80.

General and Administrative Expense. General and administrative expense for the six months ended June 30, 2008 and 2007 was $3.3 million and $2.6 million, respectively. The increase of $651,000, or 25%, was due to higher compensation expenses, including $464,000 of stock compensation expense, an increase of $106,000 over the same period in the prior year.

Interest Income and Other, net. Net interest income and other for the six months ended June 30, 2008 and 2007 was $1.0 million and $938,000, respectively. The increase was primarily due to higher cash and short-term investment balances as a result of our private placement offering in October 2007, offset by a lower rate of earnings on those balances.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities. Through June 30, 2008, we received gross proceeds of approximately $154.8 million from the sale of shares of our preferred and common stock as follows:

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

In July 2008, we sold a total of 1.7 million shares of our common stock in a registered direct offering in which we raised gross proceeds of approximately $14.8 million. These shares were sold pursuant to a shelf registration statement which allows us to raise up to $100 million from the sale of common or preferred stock, debt securities, warrants or any combination of these securities.

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

Cash Flows

As of June 30, 2008, cash, cash equivalents and short-term investments totaled approximately $43.1 million as compared to $58.8 million as of December 31, 2007, a decrease of approximately $15.7 million. The decrease in our cash, cash equivalents and short-term investments was primarily due to day-to-day operating expenses and the reclassification of $1.2 million of auction rate securities to long-term investments.

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

In June 2004, we entered into a license agreement with Nippon Shinyaku Co., Ltd. to which we acquired the non-exclusive right to import and purchase Prulifloxacin, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin. Additionally, we acquired rights within the United States to a key patent which covers the compound and the treatment of bacterial infections in humans and animals. Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of a new drug application for Prulifloxacin in the United States.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of June 30, 2008 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. A hypothetical ten percent change in interest rates during the quarter ended June 30, 2008 would have resulted in approximately a $45,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates applicable to our securities portfolio. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. (*)

We have experienced significant operating losses since our inception in 1998. As of June 30, 2008, we had an accumulated deficit of approximately $113.7 million. We have generated no revenues from product sales to date. We have funded our operations through June 30, 2008 from the sale of approximately $154.8 million of our securities and through research funding pursuant to collaborations with partners or government grants. We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities. Because of the numerous risks and uncertainties associated with developing and commercializing antibiotics, we are unable to predict the extent of any future losses. We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

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

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates. If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. For example, an NDA for Prulifloxacin will require us to obtain certain legacy data from a third party. If we are unable to obtain this data in a timely manner, it may delay our filing of an NDA for Prulifloxacin and could require us to complete additional clinical trials. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated. (*)

We may experience delays in clinical trials of our product candidates. OPT-80 is currently in two Phase 3 clinical trials for the treatment of CDI. We recently completed enrollment in the first trial and expect to report data in the fourth quarter of 2008. We anticipate completing enrollment and reporting data from the second trial in 2009. If both trials are successful, we intend to file an NDA as soon as practicable thereafter. In addition, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of OPT-80. We recently reported top-line data from the first of two Phase 3 trials evaluating Prulifloxacin for the treatment of infectious diarrhea in travelers. We anticipate completing enrollment and reporting data of the second trial in the second half of 2008. We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to the NDA submission to compare Prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea. Results from the first Prulifloxacin Phase 3 trial, while positive, may not predict results from the second trial. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo. Several of our principal investigators have stated that the enrollment rate in the clinical trials for OPT-80 has often been less than projected. Our original projections were based on enrollment rates for our Phase 2a trial of OPT-80. If we continue to experience lower than expected enrollment in the second trial, this trial may not be completed as currently scheduled and we may incur delays in obtaining regulatory approval as well as additional significant expenses. Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

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

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach. In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. INC Research has been heavily involved in the clinical development and regulatory approval process for our lead product candidates and possesses significant experience with the regulatory process. We substantially rely on INC Research to conduct the clinical trials for OPT-80 and Prulifloxacin. INC Research has also subcontracted with other third-party CROs for various aspects of the clinical trials. If any relationships with INC Research or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that INC Research has with government agencies. For example, a third party service provider previously terminated their clinical trial agreement regarding the enrollment of patients in our Prulifloxacin trial in Guatemala. As a result, we are unable to recruit new patients in Guatemala and have added additional sites to supplement existing ones in Mexico.

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidate in those countries. This is important for the commercialization of OPT-80 for which we currently have exclusive worldwide marketing rights. Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others. Other than Prulifloxacin, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates are approved for sale in any international market for which we have rights, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

We anticipate that, if approved, OPT-80 and Prulifloxacin will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity. For example, OPT-80, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole. OPT-80 would currently face generic oral vancomycin competition in Europe and may face competition from generic oral vancomycin in the United States in 2008. Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services. For example, because metronidazole is sold at such a low price, we believe it will be difficult to sell OPT-80 as a first-line therapy for the treatment of CDI. If we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues. In addition, many antibiotics experience bacterial resistance over time because of their continued use. There can be no guarantee that bacteria would not develop resistance to OPT-80, Prulifloxacin or any of our other product candidates. Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

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

In addition, we, our collaborators and other third-party manufacturers of our products must comply with current strictly enforced cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include quality control, quality assurance and the maintenance of records and documentation. We rely on Biocon to manufacture OPT-80 API and rely on Patheon, Inc. to manufacture the drug product supplies. As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, and Angelini and Patheon to manufacture Prulifloxacin drug supplies. The manufacturing facilities of Biocon, Juzen and Patheon have been inspected by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have yet been inspected by the FDA for the manufacture of our drug supplies. Angelini’s facilities have not been inspected or approved by the FDA. We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements. We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community. (*)

Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable. Market acceptance of OPT-80, Prulifloxacin and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

In addition, in July 2008 the FDA notified makers of fluoroquinolone antimicrobial drugs that a boxed warning is necessary for those products due to the risk of tendinitis and tendon rupture. As Prulifloxacin is a fluoroquinolone antibiotic it may be required to carry a black box warning.

Although these risks have been described for years on the product label of many fluoroquinolones the increased awareness of this risk may impact the market potential for the fluoroquinolone class of antibiotics. Furthermore, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections and respiratory tract infections, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located. We have rights to Prulifloxacin only in the United States. These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth. (*)

We are a small company with 48 employees as of August 1, 2008. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We have filed 8 patent applications related to OPT-80, one of which has resulted in the issuance of a polymorph patent from the United States Patent and Trademark Office or PTO. We do not currently have any other issued patents related to OPT-80.

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

In addition, assuming our on-going clinical trials are successful and completed in a timely manner, we currently plan to file a NDA for Prulifloxacin for the treatment of infectious diarrhea in 2009. However, the patent covering Prulifloxacin is scheduled to expire in February 2009, and due to this short remaining patent life we may be forced to abandon plans to pursue development and approval of Prulifloxacin for any indications, including infectious diarrhea. Although we also currently plan to apply for an extension of this patent term up to 2014, we cannot assure you that the U.S. PTO will grant the extension for the full additional five years, or at all. In either event, our business and prospects would be significantly harmed.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio. (*)

Our investment securities consist of high-grade auction rate securities, money market funds, corporate debt securities and government agency securities. At June 30, 2008, we held two auction rate preferred securities valued at $1.2 million with perpetual maturity dates that reset every 28 days. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. There was insufficient demand at auction for these two auction rate preferred securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. At this time, management has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on May 28, 2008, our stockholders voted on two items, the outcome of which is indicated below:

1. Our stockholders re-elected Michael N. Chang and Anthony E. Altig, each to hold office until the 2011 annual meeting of stockholders and until their respective successors have been duly elected and qualified. The following votes were tabulated with respect to the election:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Michael N. Chang	15,460,390	23,412
Anthony E. Altig	15,460,390	23,412

In addition, following the annual meeting, the terms of the directorships of Mark Auerbach, Joseph Y. Chang, Martin C. Muenchbach, and Alain B. Schreiber continued. Dr. Muenchbach subsequently stepped-down as a director effective August 1, 2008. Dr. Muenchbach’s departure did not involve any disagreement with Optimer, our management or our Board of Directors.

2. Our stockholders ratified the selection of Ernst & Young, LLP as our independent auditors for the fiscal year ending December 31, 2008. The following votes were tabulated with respect to the ratification:

For	Against	Abstain
15,483,459	342	0

Item 6.           Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(6)	Common Stock Purchase Agreement, dated July 18, 2008, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.2	(7)	Common Stock Purchase Agreement, dated July 24, 2008, by and between Optimer Pharmaceuticals, Inc. and the purchaser listed on the signature pages thereto.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(2)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(3)                                    Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(4)                                    Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(5)                                    Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                                    Filed with Registrant’s Current Report on Form 8-K on July 21, 2008.

(7)                                    Filed with Registrant’s Current Report on Form 8-K on July 25, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 8, 2008	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)