Form 10-Q
period 2008-09-30
OPTIMER PHARMACEUTICALS INC
filed 2008-11-05
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☒      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐       No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 31, 2008 was 29,733,305 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,102,746	$3,191,814
Short-term investments	22,362,491	55,613,785
Research grant and contract receivables	32,484	95,184
Prepaid expenses and other current assets	804,551	872,810
Total current assets	47,302,272	59,773,593
Restricted cash	170,000	—
Property and equipment, net	648,024	705,374
Long-term investments	1,150,000	—
Other assets	332,787	306,573
Total assets	$49,603,083	$60,785,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,127,941	$2,602,152
Accrued expenses	2,614,186	4,998,025
Total current liabilities	5,742,127	7,600,177
Deferred rent	266,976	281,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 29,683,691 shares and 27,903,705 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,683	27,904
Treasury stock, at cost; 0 and 46,153 shares held at September 30, 2008 and December 31, 2007, respectively	—	(100,000)
Additional paid-in capital	166,908,624	150,681,519
Accumulated other comprehensive loss	(365,290)	(8,396)
Accumulated deficit	(122,979,037)	(97,697,558)
Total stockholders’ equity	43,593,980	52,903,469

Total liabilities and stockholders’ equity	$49,603,083	$60,785,540

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Research grants	$239,212	$44,493	$844,675	$241,793
Collaborative research agreements	—	271,555	50,000	431,555
Total revenues	239,212	316,048	894,675	673,348
Operating expenses:
Research and development	7,877,906	5,496,136	21,003,764	35,964,496
Marketing	415,916	387,424	1,695,400	1,238,492
General and administrative	1,544,925	1,362,052	4,803,422	3,969,695
Total operating expenses	9,838,747	7,245,612	27,502,586	41,172,683
Loss from operations	(9,599,535)	(6,929,564)	(26,607,911)	(40,499,335)
Interest income and other, net	411,352	454,230	1,426,386	1,391,731
Net loss	$(9,188,183)	$(6,475,334)	$(25,181,525)	$(39,107,604)

Basic and diluted net loss per share	$(0.31)	$(0.28)	$(0.89)	$(1.94)
Shares used to compute basic and diluted net loss per share	29,253,693	23,154,266	28,377,733	20,143,478

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net loss	$(25,181,525)	$(39,107,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,109	212,890
Stock based compensation	1,278,830	930,143
Stock awards	—	148,226
Deferred rent	(14,918)	(6,355)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	68,259	828,494
Research grant and contract receivables	62,700	101,866
Restricted cash	(170,000)	—
Other assets	(26,214)	13,074
Accounts payable and accrued expenses	(1,858,050)	2,737,890
Net cash used in operating activities	(25,672,809)	(34,141,376)

Investing activities
Purchases of short-term investments	(22,886,304)	(48,793,307)
Sales or maturity of short-term investments	54,650,000	40,195,000
Purchase of property and equipment	(110,760)	(198,511)
Net cash provided by (used in) investing activities	31,652,936	(8,796,818)

Financing activities
Proceeds from sale of common stock	14,950,101	43,735,465
Proceeds from exercise of warrants	—	1,370,267
Net cash provided by financing activities	14,950,101	45,105,732
Effect of exchange rate changes on cash and cash equivalents	(19,296)	31,626
Net increase in cash and cash equivalents	20,910,932	2,199,164
Cash and cash equivalents at beginning of period	3,191,814	6,122,438
Cash and cash equivalents at end of period	$24,102,746	$8,321,602

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	—	65,461,166
Retirement of treasury stock	100,000	—

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing anti-infective products.  The Company currently has two anti-infective product candidates, OPT-80 for the treatment of Clostridium difficile-infection, and Prulifloxacin, for the treatment of infectious diarrhea in travelers. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $9.6 million and $6.5 million for the three months ended September 30, 2008 and 2007, respectively.  The Company’s comprehensive loss was $25.5 million and $39.0 million for the nine months ended September 30, 2008 and 2007, respectively.

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

For the nine months ended September 30, 2008 and 2007, common shares issuable upon the exercise of stock options and warrants totaling 1,981,975 and 1,638,612 shares, respectively, were excluded from the calculation as their effect would have been antidilutive.

Income Taxes

On January 1, 2007 the Company adopted FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of the date of adoption and there were no unrecognized tax benefits included in the Company’s balance sheet at September 30, 2008 that would, if recognized, would affect the Company’s effective tax rate.

The Company’s policy is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had zero accrued for interest and penalties on the its balance sheet at September 30, 2008 and had recognized zero in interest and/or penalties in its statement of operations for the three months ended September 30, 2008.

The Company is subject to taxation in the United States, California and various foreign jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The Company is currently undergoing a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. The Company expects the Section 382/383 analysis to be completed within the next few months. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. This new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective beginning November 15, 2008. The Company does not currently expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

2.   Restricted Cash

In September 2008, the Company established a letter of credit as required under its lease related to a new office facility.  The letter of credit terminates 60 days after the lease expires (currently scheduled to occur on November 30, 2011) and is secured by a $170,000 certificate of deposit.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of September 30, 2008:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Marketable securities	$22,362,491	$—	$1,150,000	$23,512,491

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2008	$—
Total gains and losses
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	1,150,000
Ending balance at September 30, 2008	$1,150,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. At September 30, 2008, the Company held two auction rate preferred securities valued at $1.2 million with perpetual maturity dates that reset every 28 days.  Since February 2008, the auctions for these securities have failed.  The fair value of the auction rate preferred securities at September 30, 2008, is less than their par value, however, the Company has determined that the impairment is immaterial.  The auction rate preferred securities have been classified as long-term investments on the consolidated balance sheets as the Company does not anticipate the need to liquidate the securities in the near term.

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	September 30, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate debt securities	$21,222,614	$—	$(373,722)	$20,848,892
Foreign debt securities	1,510,020	5,489	(1,910)	1,513,599
	$22,732,634	$5,489	$(375,632)	$22,362,491

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificates of deposit	$4,802,335	$1,515	$(2,234)	$4,801,616
Commercial paper	7,464,847	259	(650)	7,464,456
Corporate debt securities	20,856,371	9,378	(43,527)	20,822,222
Foreign debt securities	3,323,878	6,947	(3,479)	3,327,346
U.S. securities and other government obligations	3,500,647	5,118	—	3,505,765
Taxable auction rate securities	14,200,000	—	—	14,200,000
Other securities	1,498,251	—	(5,871)	1,492,380
	$55,646,329	$23,217	$(55,761)	$55,613,785

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Investments in net unrealized loss positions as of September 30, 2008 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	25	$19,248,891	$(373,722)	$—	$—	$19,248,891	$(373,722)
Foreign Debt Securities	1	502,250	(1,910)	—	—	502,250	(1,910)
	26	$19,751,141	$(375,632)	$—	$—	$19,751,141	$(375,632)

The Company considered a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain the investment.  Based on these factors, the Company believes that the decline in values is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates full recovery of its amortized cost with respect to these securities at maturity or sooner in the event of a positive change in the market interest rate environment.

5.              Stock Based Compensation

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months and nine months ended September 30, 2008 and 2007, using the Black-Scholes option pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.96%	4.72%	2.96%	4.72-4.80%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	6.02-6.08	6.08
Volatility	64.95%	60.92%	64.95%	60.92-65.82%

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted average expected life of options was calculated using the simplified method as prescribed by SAB No. 107, Share-Based Payment (“SAB 107”).  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the three months and nine months ended September 30, 2008 was $8.33 per share and $6.92 per share, respectively.

As of September 30, 2008, the total unrecognized compensation expense related to unvested stock options was approximately $3,097,945 and the related weighted-average period over which it is expected to be recognized is approximately 2.7 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three months and nine months ended September 30, 2008 and 2007 was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$134,157	$79,390	$364,664	$219,003
Marketing	75,605	81,411	228,901	191,555
General and administrative	221,065	161,377	685,265	519,585
Total stock-based compensation expense	$430,827	$322,178	$1,278,830	$930,143

Tax benefits recognized and related to stock-based compensation and related cash flow impacts were not material during the nine months ended September 30, 2008.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.     Stockholders’ Equity

Stock Option Plans

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

Following is a summary of stock option activity for the nine months ended September 30, 2008:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2007	1,615,317	$2.65
Granted	435,750	$6.92
Exercised	(57,200)	$0.98
Canceled	(11,892)	$7.63
Balance as of September 30, 2008	1,981,975	$3.61

As of September 30, 2008, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	September 30, 2008
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.22 - $0.65	408,063	3.09	$0.59	408,063	$0.59
$1.08 - $1.08	520,683	6.50	$1.08	452,861	$1.08
$2.17 - $6.90	729,813	8.59	$4.67	197,938	$2.40
$7.10 - $10.00	323,416	8.68	$9.07	105,061	$9.23
$0.22 - $10.00	1,981,975	6.92	$3.61	1,163,923	$1.87

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Of the options outstanding, options to purchase 1,163,923 shares were vested as of September 30, 2008, with a weighted average remaining contractual life of 5.67 years and a weighted average exercise price of $1.87 per share, while options to purchase 818,052 shares were unvested.

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

At September 30, 2008, there were 48,226 shares of common stock issued and 451,774 shares were available for issuance under the ESPP.

During the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $23,296 and $72,983, respectively, related to the ESPP.

Treasury Shares

The Company retired the 43,156 shares of common stock held in its treasury on September 3, 2008.  The Company recorded the retirement of the treasury shares at cost and the retired treasury shares became part of the Company’s authorized but unissued shares of common stock.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products.  Our current development efforts are focused on products that treat gastrointestinal infections and related diseases where current therapies have limitations, including limited efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance.

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

Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics.  We are developing Prulifloxacin as a treatment for infectious diarrhea in travelers. In July 2008, we reported positive top-line data from the first of two Phase 3 trials.  The top-line analysis of data from this study showed that Prulifloxacin met the primary endpoint of Time to Last Unformed Stool (TLUS) in both the mITT (modified intent- to-treat; n=187) and microbiologically evaluable (per protocol; n=165) populations compared to placebo.  The median TLUS for patients treated with Prulifloxacin was approximately 24 hours; this was significantly different from the TLUS for placebo with a p-value of <0.0001.  Prulifloxacin was generally well tolerated and had a similar safety profile compared to placebo.  We anticipate completing enrollment and reporting data from the second trial in the next few months.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to the NDA submission to compare Prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea.  We plan to seek a label for Prulifloxacin and initially plan to focus commercialization efforts on the treatment of infectious diarrhea in travelers.

We are developing additional product candidates using our proprietary technology, including our OPopS drug discovery platform.  One of the advanced OPopS product candidates is OPT-88, a disease-modifying intra-articular or within the cavity of a joint, therapy for osteoarthritis. We plan to file an Investigational New Drug application in the first half of 2009 and subsequently to, either ourselves or with a partner, initiate a Phase 1 study to assess safety of repetitive intra-articular injections in patients with knee osteoarthritis.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including OPT-80 and Prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of September 30, 2008, we had an accumulated deficit of $123.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Accrued Clinical Trial Costs

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including clinical research organizations, or CROs, who conduct many of our research and development activities.  We accrue the costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts.  As actual costs become known, we adjust our accruals.  Historically, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method when we adopted SFAS No. 123(R) and accordingly we did not restate the results of operations for prior periods. Compensation expense of approximately $431,000 and $322,000 was recognized in the three months ended September 30, 2008 and 2007, respectively.  Compensation expense of approximately $1,279,000 and $930,000 was recognized in the nine months ended September 30, 2008 and 2007, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Collaboration and Grant Revenues.  Collaboration and grant revenues for the three months ended September 30, 2008 and 2007 were $239,000 and $316,000, respectively.  The decrease of $77,000, or 24%, was primarily due to the completion of a collaborative agreement with a natural healthcare company in 2007.

Research and Development Expense.  Research and development expense for the three months ended September 30, 2008 and 2007 was $7,878,000 and $5,496,000, respectively, an increase of $2,382,000 or 43%.   The increase was primarily due to an increase in expenses related to our OPT-80 and Prulifloxacin Phase 3 clinical trials in the current year.

Marketing Expense.   Marketing expense of $416,000 for the three months ended September 30, 2008 was relatively consistent with the $387,000 for the three months ended September 30, 2007.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2008 and 2007 was $1,545,000 and $1,362,000, respectively. The increase of $183,000, or 13%, was due to higher compensation expenses, including $221,000 of stock compensation expense, an increase of $60,000 over the same period in the prior year.

Interest Income and Other, Net.  Net interest income and other of $411,000 for the three months ended September 30, 2008 was relatively consistent with the $454,000 for the three months ended September 30, 2007.

Comparison of Nine Months Ended September 30, 2008 and 2007

Collaboration and Grant Revenues.  Collaboration and grant revenues for the nine months ended September 30, 2008 and 2007 were $895,000 and $673,000, respectively. The increase of $222,000, or 33%, was primarily due to revenue from a National Institutes of Health grant in 2008.

Research and Development Expense.  Research and development expense for the nine months ended September 30, 2008 and 2007 was $21,004,000 and $35,964,000, respectively, a decrease of $14,960,000 or 42%.   The decrease was primarily due to a one-time $20.0 million payment to Par to regain the North American rights to OPT-80 and the purchase of $1.9 million of clinical supply and active pharmaceutical ingredient in 2007. The decrease was partially offset by an increase in expenses related to our OPT-80 and Prulifloxacin Phase 3 clinical trials in the current year.

Marketing Expense.  Marketing expense for the nine months ended September 30, 2008 and 2007 was $1,695,000 and $1,238,000, respectively. The increase of $457,000, or 37%, was primarily due to an increase in medical education and pre-launch marketing efforts related to OPT-80.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2008 and 2007 was $4,803,000 and $3,970,000, respectively.  The increase of $833,000, or 21%, was due to higher compensation expenses, including $685,000 of stock compensation expense, an increase of $165,000 over the same period in the prior year.

Interest Income and Other, Net.  Net interest income and other of $1,426,000 for the nine months ended September 30, 2008 was relatively consistent with the $1,392,000 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through September 30, 2008, we received gross proceeds of approximately $169.6 million from the sale of shares of our preferred and common stock as follows:

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

•                  in July 2008, we sold a total of 1.7 million shares of our common stock in a registered direct offering for proceeds of $14.8 million.

Until required for operations, we have invested a substantial portion of our available funds in money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments (including restricted cash), all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of September 30, 2008, cash, cash equivalents and short-term investments totaled approximately $46.5 million as compared to $58.8 million as of December 31, 2007, a decrease of approximately $12.3 million.  The decrease in our cash, cash equivalents and short-term investments was primarily due to day-to-day operating expenses and the reclassification of $1.2 million of auction rate securities to long-term investments offset by the $14.8 million proceeds from the registered direct offering in July 2008.

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

In June 2004, we entered into a license agreement with Nippon Shinyaku Co., Ltd. to which we acquired the non-exclusive right to import and purchase Prulifloxacin, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Prulifloxacin.  Additionally, we acquired rights within the United States to a key patent which covers the compound and the treatment of bacterial infections in humans and animals.  Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of a new drug application for Prulifloxacin in the United States. We also agreed to exclusively purchase Prulifloxacin from Nippon Shinyaku and to purchase a certain amount of Prulifloxacin annually that is to be mutually agreed upon by us and Nippon Shinyaku, commencing in the year of the first commercial sale of Prulifloxacin in the United States.  Additionally, we will owe Nippon Shinyaku certain royalties based on the amount of net sales of Prulifloxacin less the amount we pay to Nippon Shinyaku for supplies of Prulifloxacin.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions.  These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of September 30, 2008 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended September 30, 2008 would have resulted in approximately a $46,000 change in net loss. Accordingly, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2008, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our product candidates will require extensive clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We have not submitted an NDA, or received marketing approval for either OPT-80 or Prulifloxacin, and we cannot be certain that either of these product candidates will be successful in clinical trials or receive regulatory approval.  If we do not receive regulatory approval for and successfully commercialize OPT-80 and Prulifloxacin, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future. (*)

We have experienced significant operating losses since our inception in 1998.  As of September 30, 2008, we had an accumulated deficit of approximately $123.0 million.  We have generated no revenues from product sales to date.  We have funded our operations through September 30, 2008 from the sale of approximately $169.6 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize OPT-80 and Prulifloxacin or develop and commercialize our other product candidates, or continue our other research and development programs. (*)

We will require additional capital to commercialize our current lead product candidates OPT-80 and Prulifloxacin.  We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions.  These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We are dependent on third party collaborators and we may be unable to enter into future collaboration agreements or we may have disagreements with these collaborators. (*)

We currently plan to build our own marketing and sales force for OPT-80 in North America and Prulifloxacin in the United States, and we intend to seek one or more partners for the commercialization of OPT-80 outside of North America.  With respect to our OPT-88 and OPT 822/821 product candidates, we currently plan to conduct a limited amount of additional research and development before seeking a partner to advance these product candidates.  We cannot be certain that we would be successful in attracting any such partners.  If we were not able to find appropriate partners for the continued development and commercialization of OPT-80 or our other product candidates, we would either have to delay further development and commercialization initiatives, which would harm our business and prospects, or raise significant additional funds to develop additional clinical and commercialization capabilities internally.

We are subject to a number of additional risks associated with our dependence on collaborations with third parties.  Conflicts may arise between us and collaborators, such as conflicts concerning the interpretation of clinical data, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration.  If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests.  Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of OPT-80 and our other product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

In addition, a collaborator may not have or devote sufficient resources to develop and commercialize our product candidates, may elect to underfund, discontinue or may not properly perform pre-clinical studies or clinical trials, or may divert resources to other programs that are potentially competitive with our product candidates.

If we are unable to obtain FDA approval of our product candidates, we will not be able to commercialize them in the United States. (*)

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

The FDA has substantial discretion in the approval process and may either refuse to consider our application for substantive review or may form the opinion after review of our data that our application is insufficient to allow approval of our product candidates.  If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  For example, an NDA for Prulifloxacin will require us to obtain certain legacy data from a third party.  If we are unable to obtain this data in a timely manner or the FDA deems this data to be insufficient, it may delay our filing of an NDA for Prulifloxacin and could require us to complete additional clinical trials.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects.

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

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. (*)

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process.  The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.

For example, results from the first Prulifloxacin Phase 3 trial, while positive, may not predict results from the second trial.   Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, the type and amount of clinical data necessary to gain regulatory approval for our product candidates may change.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated. (*)

We may experience delays in clinical trials of our product candidates.  OPT-80 is currently in two Phase 3 clinical trials for the treatment of CDI.  We recently completed enrollment in the first trial and expect to report data in the fourth quarter of 2008. We anticipate completing enrollment and reporting data from the second trial in 2009. If both trials are successful, we intend to file an NDA as soon as practicable thereafter. In addition, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of OPT-80.  We reported top-line data from the first of two Phase 3 trials evaluating Prulifloxacin for the treatment of infectious diarrhea in travelers.  We recently completed enrollment in the second Phase 3 trial and expect to report data in the next few months.  We intend to conduct a Phase 4 trial of Prulifloxacin subsequent to the NDA submission to compare Prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.  Several of our principal investigators have stated that the enrollment rate in the clinical trials for OPT-80 has often been less than projected.  Our original projections were based on enrollment rates for our Phase 2a trial of OPT-80.  If we continue to experience lower than expected enrollment in the second trial, this trial may not be completed as currently scheduled and we may incur delays in obtaining regulatory approval as well as additional significant expenses.  Furthermore, with respect to the clinical trials conducted by third parties, we will have no control over their timing or success.

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

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates. (*)

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In previous clinical trials of OPT-80, certain patients experienced non-drug related adverse events.  Patients treated with Prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  If adverse, drug-related events are encountered or suspected, our trials could be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

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

We may not be able to enter into acceptable agreements to market and commercialize OPT-80 outside of North America or if, needed, adequately build our own marketing and sales capabilities. (*)

If appropriate regulatory approvals are obtained, we intend to commercialize OPT-80 outside of North America through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing OPT-80 on our own. If we are unable to enter into collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements, we may need to develop our own marketing and sales force to market OPT-80 in a number of countries in Europe and Latin America to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize OPT-80, we will have to rely solely on Prulifloxacin and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially and adversely harmed.

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

We anticipate that, if approved, OPT-80 and Prulifloxacin will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, OPT-80, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole.  OPT-80 would currently face generic oral vancomycin competition in Europe and may face competition from generic oral vancomycin in the United States in the future.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole is sold at a relatively low price, we believe it will be difficult to sell OPT-80 as a first-line therapy for the treatment of CDI.  If we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to OPT-80, Prulifloxacin or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

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

In addition, in July 2008 the FDA notified makers of fluoroquinolone antimicrobial drugs for systemic use that a boxed warning is necessary for those products due to the risk of tendonitis and tendon rupture.  As Prulifloxacin is a fluoroquinolone antibiotic it may be required to carry a black box warning.  Although these risks have been described for years on the product label of many fluoroquinolones the increased awareness of this risk may impact the market potential for the fluoroquinolone class of antibiotics, including Prulifloxacin.  Furthermore, because Prulifloxacin has already been marketed by other companies to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections and respiratory tract infections, patients may be able to obtain Prulifloxacin from these other companies, and not from us, if Prulifloxacin is approved in the market where the patient is located.  We have rights to Prulifloxacin only in the United States.  These patients may obtain Prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth. (*)

We are a small company with 49 employees as of October 31, 2008.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Recent proposed legislation may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results and our overall financial condition. (*)

We may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products.  The Medicare Modernization Act of 2003, or MMA, contains provisions that may change U.S. importation laws and expand consumers’ ability to import lower priced versions of our and competing products from Canada, where there are government price controls.  These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue.  The Secretary of Health and Human Services has not yet announced any plans to make the required certification.  Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service, and other government agencies.  For example, the U.S. Customs Service generally does not prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug and Cosmetic Act.  Further, several states and local governments have implemented importation schemes for their citizens, and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts.  The importation of foreign products that compete with our own product candidates could negatively impact our business and prospects.

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

In addition, assuming our on-going clinical trials are successful and completed in a timely manner, we currently plan to file a NDA for Prulifloxacin for the treatment of infectious diarrhea in 2009.  However, the composition of matter patent covering Prulifloxacin is scheduled to expire in February 2009. Although in some cases the U.S. Patent and Trademark Office will grant an extension of a patent term where the related product is subject to FDA approval, this extension will likely be unavailable to us with respect to the Prulifloxaxin composition of matter patent because we do not currently expect to file a NDA for Prulifloxacin prior to the expiration of this patent.  There are currently no other active issued patents which would prevent third parties from potentially marketing Prulifloxacin in the United States.  Therefore, we will likely rely on one or more regulatory marketing exclusivities for Prulifloxacin in the United States.  Specifically, if our NDA for Prulifloxacin is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act.  This exclusivity period is available to the first applicant to gain approval of a NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Prulifloxacin, if we or Nippon Shinyaku are unsuccessful in obtaining additional patents related to Prulifloxacin, we may face generic competition in the United States five years after our NDA for Prulifloxacin is approved by the FDA.  If we are unable to obtain marketing exclusivity beyond five years from the approval of a NDA, our potential revenues from Prulifloxacin sales in the U.S. will be limited.

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

The market price of our common stock may be highly volatile. (*)

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

•                 general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including the recent turmoil on the credit markets and financial services industry;

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

In addition, the stock market in general and the market for biotechnology and biopharmaceutical companies in particular have been experiencing extreme price and volume fluctuations that have often been unrelated and/or disproportionate to the operating performance of those companies.

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

Future sales of our common stock in the public market could cause our stock price to decline. (*)

Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. Many of these stockholders are able to sell their shares in the public market. Significant portions of these shares are held by a small number of stockholders. Sales by such stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock that we have issued under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to any applicable restrictions under the securities laws. In addition, our directors and executive officers may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio. (*)

Our investment securities consist of high-grade auction rate securities, money market funds, corporate debt securities and government agency securities. At September 30, 2008, we held two auction rate preferred securities valued at $1.2 million with perpetual maturity dates that reset every 28 days. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. There has been insufficient demand at auction for these two auction rate preferred securities. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. The fair value of the auction rate preferred securities at September 30, 2008, is less than their par value, however, we have determined that the impairment is immaterial.  The auction rate preferred securities have been classified as long-term investments on our consolidated balance sheets as we do not anticipate the need to liquidate the securities in the near term.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. (*)

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(6)	Common Stock Purchase Agreement, dated July 18, 2008, by and between Optimer Pharmaceuticals, Inc. and the purchasers named therein.
10.2	(7)	Common Stock Purchase Agreement, dated July 24, 2008, by and between Optimer Pharmaceuticals, Inc. and the purchaser named therein.
10.3	(8)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC.
10.4	(9)	Optimer Pharmaceuticals, Inc. Severance Benefit Plan.
10.5	(9)	Amendment dated October 2, 2008 to Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang.
10.6	(9)	Amendment dated October 2, 2008 to Offer Letter between Optimer Pharmaceuticals, Inc. and Kevin Poulos.
10.7	(9)	Amendment dated October 2, 2008 to Offer Letter between Optimer Pharmaceuticals, Inc. and John D. Prunty.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(4)                                 Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(5)                                 Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                                 Filed with Registrant’s Current Report on Form 8-K on July 21, 2008.

(7)                                 Filed with Registrant’s Current Report on Form 8-K on July 25, 2008.

(8)                                 Filed with Registrant’s Current Report on Form 8-K on August 21, 2008.

(9)                                 Filed with Registrant’s Current Report on Form 8-K on October 8, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: November 5, 2008	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)