Form 10-K/A
period 2008-12-31
OPTIMER PHARMACEUTICALS INC
filed 2009-04-01
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

Optimer Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 12, 2009 (the “Original Filing”), to amend the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Certifications”), to correct an inadvertent omission of a portion of paragraph 4 of the Certifications. The Certifications are included herewith as Exhibits 31.1 and 31.2.  Item 15 and the Exhibit Index of the Original Filing are being amended to reflect the filing of the amended Certifications.

Except for the filing of the amended Certifications and the amendments to Item 15 and the Exhibit Index as described above, this Form 10-K/A does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Filing.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description of Document
3.1	(3)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(7)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(4)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of the registrant dated November 30, 2005, as amended and restated.
4.3	(6)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(11)	Form of Warrant.
10.1	(1)*	Master Service Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(12)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.3	(4)*	Agreement between Optimer Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended.
10.4	(3)*	License Agreement between Optimer Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.5	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated July 23, 1999.
10.6	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.7	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.8	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated June 1, 2004.
10.9	(3)

Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated May 1, 2001, as amended by the First Amendment to Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated July 12, 2001.

10.10	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.11	(12)+	Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang dated June 17, 2005, as amended on October 2, 2008.
10.12	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach dated October 6, 2005.

10.13	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kevin P. Poulos dated June 15, 2006, as amended on October 2, 2008.
10.14	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and John D. Prunty dated May 10, 2006, as amended on October 2, 2008.
10.15	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Tessie M. Che dated August 30, 2001.
10.16	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Youe-Kong Shue dated February 18, 2000.
10.17	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.
10.18	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.19	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.20	(3)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc.
10.21	(7)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.22	(3)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. dated January 19, 2007.
10.23	(5)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended.
10.24	(5)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
10.25	(8)+	Summary of Optimer Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.
10.26	(9)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC.
10.27	(10)+	Optimer Pharmaceuticals, Inc. Severance Benefit Plan
23.1	(12)	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	(12)

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 2 to Registration Statement on Form S-1 on January 5, 2007.
(3)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(4)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on February 26, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on October 29, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(8)	Filed with the Registrant’s Current Report on Form 8-K on January 13, 2009.
(9)	Filed with the Registrant’s Current Report on Form 8-K on August 21, 2008.
(10)	Filed with the Registrant’s Current Report on Form 8-K on October 8, 2008.
(11)	Filed with the Registrant’s Current Report on Form 8-K on March 5, 2009.
(12)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

By:	/s/ MICHAEL N. CHANG
Michael N. Chang
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 1, 2009

EXHIBIT INDEX

Exhibit No.		Description of Document
3.1	(3)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(7)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(4)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of the registrant dated November 30, 2005, as amended and restated.
4.3	(6)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(11)	Form of Warrant.
10.1	(1)*	Master Service Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(12)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.3	(4)*	Agreement between Optimer Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended.
10.4	(3)*	License Agreement between Optimer Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.5	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated July 23, 1999.
10.6	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.7	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.8	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated June 1, 2004.
10.9	(3)

Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated May 1, 2001, as amended by the First Amendment to Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated July 12, 2001.

10.10	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.11	(12)+	Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang dated June 17, 2005, as amended on October 2, 2008.
10.12	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach dated October 6, 2005.
10.13	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kevin P. Poulos dated June 15, 2006, as amended on October 2, 2008.
10.14	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and John D. Prunty dated May 10, 2006, as amended on October 2, 2008.
10.15	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Tessie M. Che dated August 30, 2001.
10.16	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Youe-Kong Shue dated February 18, 2000.
10.17	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.
10.18	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.19	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.20	(3)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc.
10.21	(7)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.22	(3)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. dated January 19, 2007.
10.23	(5)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended.
10.24	(5)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
10.25	(8)+	Summary of Optimer Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.
10.26	(9)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC.
10.27	(10)+	Optimer Pharmaceuticals, Inc. Severance Benefit Plan
23.1	(12)	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32	(12)

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 2 to Registration Statement on Form S-1 on January 5, 2007.
(3)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(4)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on February 26, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on October 29, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(8)	Filed with the Registrant’s Current Report on Form 8-K on January 13, 2009.
(9)	Filed with the Registrant’s Current Report on Form 8-K on August 21, 2008.
(10)	Filed with the Registrant’s Current Report on Form 8-K on October 8, 2008.
(11)	Filed with the Registrant’s Current Report on Form 8-K on March 5, 2009.
(12)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.