Form 10-Q
period 2009-03-31
OPTIMER PHARMACEUTICALS INC
filed 2009-05-08
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, no par value, outstanding as of May 1, 2009 was 33,070,903 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,788,899	$16,778,880
Short-term investments	15,794,624	22,547,515
Research grant and contract receivables	83,012	211,299
Prepaid expenses and other current assets	599,407	533,371
Total current assets	63,265,942	40,071,065
Restricted cash	170,000	170,000
Property and equipment, net	667,100	694,183
Long-term investments	982,000	1,032,000
Other assets	327,197	328,250
Total assets	$65,412,239	$42,295,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,049,160	$3,767,831
Accrued expenses	4,152,398	4,045,660
Total current liabilities	8,201,558	7,813,491
Deferred rent	268,166	251,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and oustanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,050,751 shares and 29,716,751 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively	33,051	29,717
Additional paid-in capital	201,134,990	167,544,806
Accumulated other comprehensive income	43,970	38,088
Accumulated deficit	(144,269,496)	(133,382,108)
Total stockholders’ equity	56,942,515	34,230,503

Total liabilities and stockholders’ equity	$65,412,239	$42,295,498

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Research grants	$83,012	$486,666
Operating expenses:
Research and development	8,798,582	6,905,376
Marketing	310,286	365,568
General and administrative	2,048,500	1,737,051
Total operating expenses	11,157,368	9,007,995
Loss from operations	(11,074,356)	(8,521,329)
Interest income and other, net	186,968	581,284
Net loss	$(10,887,388)	$(7,940,045)

Basic and diluted net loss per share	$(0.36)	$(0.28)
Shares used to compute basic and diluted net loss per share	30,535,577	27,869,675

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net loss	$(10,887,388)	$(7,940,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,296	54,892
Stock based compensation	638,155	429,678
Deferred rent	16,662	(8,171)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(66,036)	(409,820)
Research grant and contract receivables	128,287	(391,482)
Other assets	1,053	(1,896)
Accounts payable and accrued expenses	388,067	330,078
Net cash used in operating activities	(9,720,904)	(7,936,766)

Investing activities
Purchases of short-term investments	(5,456,593)	(13,001,529)
Sales or maturity of short-term investments	12,272,000	36,475,000
Purchases of property and equipment	(33,213)	(30,594)
Net cash provided by investing activities	6,782,194	23,442,877

Financing activities
Proceeds from sale of common stock	32,955,363	21,396
Net cash provided by financing activities	32,955,363	21,396
Effect of exchange rate changes on cash and cash equivalents	(6,634)	9,229
Net increase in cash and cash equivalents	30,010,019	15,536,736
Cash and cash equivalents at beginning of period	16,778,880	3,191,814
Cash and cash equivalents at end of period	$46,788,899	$18,728,550

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing anti-infective products.  The Company currently has two anti-infective product candidates, fidaxomicin, for the treatment of Clostridium difficile-infection, and prulifloxacin, for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009.

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

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Auction rate preferred securities are classified as noncurrent available-for-sale securities in the consolidated balance sheet because of the Company’s intent and ability to hold these securities until the market for auction rate preferred securities returns or until the issuer refinances the underlying security.

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

Research and Development Expenses

The Company accounts for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs (“SFAS No. 2”).  SFAS No. 2 specifies that research and development costs should be charged to expense until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs should be capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

When nonrefundable payments for goods or services to be received in the future for use in research and development activities are made, the Company applies the criteria outlined in EITF Issue 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF 07-3”). In accordance with EITF 07-3, these types of payments are deferred and capitalized. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $10.9 million and $7.8 million for the three months ended March 31, 2009 and 2008, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No.128”). Under the provisions of SFAS No.128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

As of March 31, 2009 and 2008, common shares issuable upon the exercise of stock options and warrants totaling 2,401,807 and 1,992,272 shares, respectively, were excluded from the calculation, as their effect would have been antidilutive.

Income Taxes

The Company adopted FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 on January 1, 2007 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

FASB Staff Positions FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”), provides additional guidance regarding the credit and noncredit components of an other-than-temporary impairment event, and how to more effectively communicate when an other-than-temporary impairment event has occurred. FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 applies to debt securities.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements, if any.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the following FASB accounting standards:

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires the recognition of a noncontrolling interest, sometimes called a minority interest, as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

FASB Statement 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and FAS 141(R)-1 which amends and clarifies SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$46,788,899	$—	$—	$46,788,899
Marketable securities	15,794,624	—	—	15,794,624
Auction rate securities	—	—	982,000	982,000

Level 1:	Quoted prices in active markets for identical assets and liabilities; or

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:	Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2009	$1,032,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	(50,000)
Ending balance at March 31, 2009	$982,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of March 31, 2009, the Company held two auction rate preferred securities valued at $982,000 in the aggregate with perpetual maturity dates that reset every 28 days.  Since February 2008, the auctions for these securities have failed.  Although these auction rate preferred securities continue to pay interest according to their stated terms, the market in such securities continues to be illiquid and the decline in value was judged to be other than temporary. Based on valuation models on the individual securities, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income. These securities have been classified as long-term investments on the consolidated balance sheets as the Company does not believe it could liquidate the securities in the near term.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	March 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Commercial paper	$2,495,848	$938	$—	$2,496,786
Corporate debt securities	3,646,928	2,988	(10,379)	3,639,537
U.S. securities and other government obligations	9,644,707	15,297	(1,703)	9,658,301
Total	$15,787,483	$19,223	$(12,082)	$15,794,624

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate debt securities	$13,464,268	$3,089	$(49,257)	$13,418,100
Foreign debt securities	1,503,901	5,824	—	1,509,725
Government debt securities	7,584,720	37,106	(2,136)	7,619,690
Total	$22,552,889	$46,019	$(51,393)	$22,547,515

Investments in net unrealized loss positions as of March 31, 2009 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	3	$1,828,413	$(10,379)	$—	$—	$1,828,413	$(10,379)
U.S. securities and other government obligations	3	2,495,493	(1,703)	—	—	2,495,493	(1,703)
Total	6	$4,323,906	$(12,082)	$—	$—	$4,323,906	$(12,082)

The Company considered a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, the Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company anticipates that it will fully recover the amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

5.              Stock Based Compensation

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months ended March 31, 2009 and 2008, using the Black-Scholes option pricing model:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	2.00%	2.96%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.27-6.08	6.02-6.08
Volatility	69.93%	64.95%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method as prescribed SAB No. 107, Share-Based Payment (“SAB No. 107”).  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available.

Based on these assumptions, the weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 was $6.82 per share.

As of March 31, 2009, the total unrecognized compensation expense related to unvested stock options was approximately $5,762,017 and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three months ended March 31, 2009 and 2008 was comprised as follows:

	Three months ended March 31,
	2009	2008
Research and development	$226,847	$110,547
Marketing	93,175	78,484
General and administrative	318,133	240,647
Stock-based compensation expense	$638,155	$429,678

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.     Stockholders’ Equity

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (“1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the effectiveness of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the effectiveness of the Company’s initial public offering. The Company initially reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine.  As of March 31, 2009, a total of 3,500,000 shares of the Company’s common stock had been reserved for issuance under the 2006 Plan.

Options granted under both the 1998 Plan and the 2006 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder) and vest over a period of four years. The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.  The 2006 Plan is administered by the Compensation Committee of the Company’s Board of Directors. In September 2008, the Company’s board of directors established a New Hire Stock Option Committee consisting of the Chief Executive Officer and the Chief Financial Officer, with authority to grant options to newly-hired non-executive employees within pre-determined limits.

Following is a summary of stock option activity for the three months ended March 31, 2009:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2008	1,979,660	$3.64
Granted	518,250	$10.78
Exercised	(81,633)	$1.02
Canceled	(14,470)	$8.50
Balance as of March 31, 2009	2,401,807	$5.24

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

As of March 31, 2009, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	March 31, 2009
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.22 - $1.08	851,380	4.66	$0.90	835,836	$0.89
$2.17 - $6.90	708,927	8.13	$4.68	318,314	$3.67
$7.10 - $10.75	678,000	9.07	$9.92	146,286	$9.20
$10.78 - $10.86	163,500	9.90	$10.85	1,117	$10.85
$0.22 - $10.86	2,401,807	7.28	$5.24	1,301,553	$2.51

Of the options outstanding, options to purchase 1,301,553 shares were vested as of March 31, 2009, with a weighted-average remaining contractual life of 5.8 years and a weighted-average exercise price of $2.51 per share, while options to purchase 1,100,254 shares were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  The ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors. As of March 31, 2009, a total of 500,000 shares of the Company’s common stock had been reserved for issuance under the ESPP.

Offering periods under the ESPP commence on the first trading day on or after May 15 and November 15 of each year. As of March 31, 2009, 70,409 shares of Company’s common stock had been issued and 429,591 shares were available for issuance under the ESPP.

During the three months ended March 31, 2009, the Company recorded stock-based compensation expense of approximately $42,975 related to the ESPP.

Warrants

In connection with the registered direct offering which occurred in March 2009, the Company sold a total of 3.3 million shares of its common stock and warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable six months after March 9, 2009, the date of issuance, and will expire five years from March 9, 2009.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has received several research grants from U.S. government agencies since 2003, all of which except for one were completed on or prior to March 31, 2009. The active grant was awarded from National Institute of Allergy and Infectious Diseases (“NIAID”) in September 2007. This grant is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended March 31, 2009 and 2008, the Company recognized revenues related to research grants of $83,012, and $486,666, respectively.

Other Collaborative Agreements

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceuticals, Inc. (“Par”) under a prospective buy-back agreement.  The Company is also obligated to pay Par a one-time $5.0 million milestone payment, a potential $3.0 million prepayment to Biocon Limited (“Biocon”), subject to future set-offs, a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  The one-time $5.0 million milestone payment is required to be paid after the earliest to occur of (i) the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin, (ii) the Company’s grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra Pharmaceuticals, Inc. (“Cempra”).  The Company granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations (“ASEAN”) countries, with the right to sublicense, the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

million.  The Company will also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

In June 2004, the Company entered into a license agreement with Nippon Shinyaku, Co., Ltd. (“Nippon Shinyaku”).  Under the terms of the agreement, the Company acquired the non-exclusive right to import and purchase prulifloxacin, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing prulifloxacin.  Under this agreement, the Company paid Nippon Shinyaku an up-front fee in the amount of $1.0 million and will be required to make one future milestone payment in the amount of $1.0 million upon filing, if any, its first NDA for prulifloxacin in the United States.  Under the agreement, the Company pays Nippon Shinyaku for certain materials.  If Nippon Shinyaku is unable to supply the Company with the contracted amount of prulifloxacin, then Nippon Shinyaku is obligated to grant the Company a non-exclusive, worldwide license to make or have made prulifloxacin, in which event the Company will owe Nippon Shinyaku a royalty based on the amount of net sales of prulifloxacin generated by the Company and the Company’s subsidiary.  Additionally, the Company will owe Nippon Shinyaku certain royalties based on the amount of net sales of prulifloxacin less the amount of prulifloxacin the Company buys from Nippon Shinyaku.  Either party may terminate the agreement 60 days after giving notice of a material breach which remains uncured 60 days after written notice.  If not terminated earlier, the agreement will terminate upon the later of ten years from the date of the first commercial sale of prulifloxacin in the United States or the date on which the last valid patent claim relating to prulifloxacin expires in the United States.

In July 2002, the Company entered into a license agreement with Sloan-Kettering Institute (“SKI”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to SKI a one-time fee consisting of both cash and 55,383 shares of its common stock.  Under the agreement, which was amended in June 2005, the Company owes SKI milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that the Company, and not a sublicensee, achieves such milestones.  The Company may also owe SKI royalties based on net sales generated from the licensed products and income the Company receives from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment the Company may owe to SKI during the term of the agreement.  The term of the agreement continues until the later of July 31, 2017, or the expiration of the last to expire of the patents licensed under this agreement, unless the agreement is earlier terminated.  The agreement can be terminated by SKI for a variety of reasons, including (i) upon 60 days’ notice in the event the Company fails to meet a development milestone specified in the agreement or (ii) upon 30 days’ notice, in the event the Company fails to pay any licensing fees, royalties or patent expenses due under the agreement within 30 days of the due date and thereafter fails to pay such deficit in-full within the 30-day notice period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report, as well as the audited financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative anti-infective products. Our current development efforts are focused on products that treat gastrointestinal infections, and related diseases where current therapies have limitations, including limited efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance

We currently have two late-stage anti-infective product candidates, fidaxomicin and prulifloxacin.

Fidaxomicin, our lead product candidate, is an antibiotic currently in its second Phase 3 registration trial for the treatment of Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea. In November 2008, we reported positive data from the first fidaxomicin Phase 3 trial, the largest single comparative study ever conducted against Vancocin. The top-line analysis of data from this trial showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI.  Fidaxomicin was also well-tolerated in the trial.  The second fidaxomicin Phase 3 trial is on-going and we anticipate completing enrollment and reporting data from this trial in 2009.  We currently hold worldwide rights to fidaxomicin.

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

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of March 31, 2009, we had an accumulated deficit of $144.3 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Revenue Recognition

Our license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  We apply the revenue recognition criteria outlined in Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21.  In applying these revenue recognition criteria, we consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract.

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

Accrued Clinical Trial Costs

A substantial portion of our on-going research and development activities are performed under agreements we enter into with external service providers, including clinical research organizations, or CROs, who conduct many of our research and development activities.  We accrue the costs incurred under these contracts based on factors such as estimates of work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts.  As actual costs become known, we adjust our accruals.  To date, our accruals have been within management’s estimates, and no material adjustments to research and development expenses have been recognized.  We expect to expand the level of research and development activity to be performed by external service providers and as a result, we expect our estimates of accruals will become more significant to our future operations.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our results of operations.

Stock-Based Compensation

We apply Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to recognize share-based compensation expenses.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method when we adopted SFAS No. 123(R) and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $638,000 and $430,000 was recognized in the quarters ended March 31, 2009 and 2008, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term is calculated using SAB No. 107, Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

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

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Grant Revenues.  Grant revenues for the three months ended March 31, 2009 and 2008 were $83,000 and $487,000, respectively. The decrease of $404,000, or 83%, was primarily due to the conclusion of one of two National Institutes of Health grants.

Research and Development Expense.  Research and development expense for the three months ended March 31, 2009 and 2008 was $8.8 million and $6.9 million, respectively, an increase of $1.9 million, or 27%.   The increase was primarily due to an increase in development and regulatory expenses related to fidaxomicin and prulifloxacin.

Marketing Expense.  Marketing expense of $310,000 for the three months ended March 31, 2009 was relatively consistent with the $365,568 for the three months ended March 31, 2008.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2009 and 2008 was $2.0 million and $1.7 million, respectively.  The increase of $311,000, or 18%, was due to higher compensation expenses, including $318,000 of stock compensation expense, an increase of $77,000 over the same period in the prior year, as well as higher consulting expenses.

Interest Income and Other, net.  Net interest income and other for the three months ended March 31, 2009 and 2008 was $187,000 and $581,000, respectively.  The decrease was primarily due to lower average balances as well as lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2009, we received gross proceeds of approximately $202.4 million from the sale of shares of our preferred and common stock as follows:

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

•                  in October 2007, we sold a total of 4.6 million shares of our common stock in connection with a private placement offering for proceeds of $35.9 million;

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

Cash Flows

As of March 31, 2009, cash, cash equivalents and short-term investments totaled approximately $62.6 million as compared to $39.3 million as of December 31, 2008, an increase of approximately $23.3 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to the $32.9 million raised in a registered direct offering of our common stock in March 2009.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates and prepare for regulatory submissions and commercialization.

In February 2007, we regained worldwide rights to fidaxomicin from Par under a prospective buy-back agreement.  We are obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.   In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon. Under this agreement, Biocon is obligated to supply to us our requirements of the fidaxomicin active pharmaceutical ingredients for certain markets. We may be obligated to pay a $3.0 million prepayment to Biocon, subject to future set-offs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of March 31, 2009 consisted primarily of money market funds, corporate debt securities, United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended March 31, 2009 would have resulted in approximately a $16,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

•                  commercializing, alone or with a partner, any product candidates for which we receive approval from the FDA; and/or comparable foreign regulatory authorities; and

•                  generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2009, we had an accumulated deficit of approximately $144.3 million.  We have generated no revenues from product sales to date.  We have funded our operations through March 31, 2009 from the sale of approximately $202.4 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives, prepare submissions for regulatory approval of our lead product candidates and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

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

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, results from the first fidaxomicin Phase 3 trial, while positive, may not predict results from the second Phase 3 trial which is on-going.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, the type and amount of clinical data necessary to gain regulatory approval for our product candidates may change or we may inaccurately characterize such requirements.  For example, we intend to prepare a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMEA, for fidaxomacin based on the results from our first Phase 3 trial.

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

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In the first Phase 3 clinical trial of fidaxomicin, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  In response to the FDA’s recommendation, we initiated such a QT interval study, which is currently ongoing and expected to be completed in 2009.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs, such as INC Research, to provide monitors for and to manage data for our on-going clinical programs.

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

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to fidaxomicin and Xifaxan®/rifazamin with respect to prulifloxacin, and generic antibiotics such as metronidazole and oral vancomycin with respect to fidaxomicin and ciprofloxacin with respect to prulifloxacin.  In addition, we anticipate that fidaxomicin will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI, such as Xifaxan®/rifaxamin. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including fidaxomicin and prulifloxacin.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We outsource all manufacturing of clinical trial supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers.  We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

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

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin active pharmaceutical ingredient and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, as well as Angelini and Patheon, to manufacture prulifloxacin drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have yet been inspected by the FDA for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.*

Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of fidaxomicin, prulifloxacin and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

Because fidaxomicin is a differentiated antibiotic for the treatment of CDI, it may encounter additional hurdles to market acceptance by physicians, who may be skeptical about its clinical benefits, or healthcare payors, who may resist reimbursing a premium-priced therapeutic particularly in light of the availability of generic alternatives.

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

In addition, in July 2008 the FDA notified makers of fluoroquinolone antimicrobial drugs for systemic use that a boxed warning is necessary for those products due to the risk of tendonitis and tendon rapture.  As prulifloxacin is a fluoroquinolone antibiotic it may be required to carry a black box warning.  Although these risks have been described for years on the product label of many fluoroquinolones the increased awareness of this risk may impact the market potential for the fluoroquinolone class of antibiotics, including prulifloxacin.  Furthermore, because prulifloxacin has already been marketed by other companies outside the United States to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections  and respiratory tract infections, patients may be able to obtain prulifloxacin from these other companies, and not from us, if prulifloxacin is approved in the market where the patient is located.  We have rights to prulifloxacin only in the United States.  These patients may obtain prulifloxacin in these other markets from other companies even if these patients are from the United States.

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

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Michael N. Chang, Ph.D., our President and Chief Executive Officer, Tessie M. Che, Ph.D., our Senior Vice President, Corporate Affairs and Chief Operating Officer, Francois-Xavier Frapaise, M.D., our Senior Vice President and Chief Scientific Officer, Youe-Kong Shue, Ph.D., our Vice President, Clinical Development, Sherwood L. Gorbach, M.D., our Vice President, Medical Affairs and Chief Medical Officer, and Kevin P. Poulos, our Vice President, Marketing and Sales and Chief Commercial Officer.  The loss of services of any of Drs. Chang, Che, Frapaise, Shue, Gorbach or Shue or Mr. Poulos or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 61 employees as of May 1, 2009.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.*

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

We have filed 9 patent applications related to fidaxomicin, one of which has resulted in the issuance of a polymorph patent and one of which has resulted in a manufacturing patent, from the United States Patent and Trademark Office, or U. S. PTO, and seven of which are pending.

These patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter for fidaxomicin (issued in Taiwan);

•                  composition of matter for fidaxomicin related substances and use for CDI;

•                  polymorphic forms (issued in U.S.);

•                  additional polymorphic form;

•                  composition comprising a polymorphic form;

•                  manufacturing processes (issued in U.S. and  in Australia);

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

In addition, we currently plan to submit an NDA for prulifloxacin for the treatment of infectious diarrhea in travelers in 2009.  The composition of matter patent covering prulifloxacin expired in February 2009. Although in some cases the U.S. PTO will grant an extension of a patent term where the related product is subject to FDA approval, this extension was unavailable to us with respect to the prulifloxacin composition of matter patent because we did not submit an NDA for prulifloxacin prior to the expiration of this patent.  There are currently no other active issued patents which would prevent third parties from potentially marketing prulifloxacin in the United States.  Therefore, we will likely rely on one or more regulatory marketing exclusivities for prulifloxacin in the United States.  Specifically, if our NDA for prulifloxacin is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for prulifloxacin, if we or Nippon Shinyaku are unsuccessful in obtaining additional patents related to prulifloxacin, we may face generic competition in the United States five years after our NDA for prulifloxacin is approved by the FDA.  If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from prulifloxacin sales in the U.S. will be limited.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.*

Our investment securities consist of high-grade auction rate securities, money market funds, corporate debt securities and government agency securities. As of March 31, 2009, we held two auction rate preferred securities valued at $1.0 million with perpetual maturity dates that reset every 28 days. The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for these two auction rate preferred securities.  As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. We have reduced the carrying value of our auction rate securities by $118,000, from $1,150,000 to $1,032,000, to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Global Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.

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

Item 6.  Exhibits

Exhibit No.	Description of Document
3.1(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1(2)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3(4)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4(6)	Form of Warrant to Purchase Common Stock issued on March 9, 2009.
10.1(6)	Summary of Optimer Pharmaceuticals, Inc. 2009 Incentive Compensation Plan.
10.2(6)	Form of Common Stock Purchase Agreement dated March 4, 2009.
10.3(6)	Form of Unit Purchase Agreement dated March 4, 2009.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(3)	Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.
(4)	Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.
(5)	Filed with Registrant’s Current Report on Form 8-K on January 13, 2009.
(6)	Filed with Registrant’s Current Report on Form 8-K on March 5, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 8, 2009	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)