Form 10-Q
period 2009-06-30
OPTIMER PHARMACEUTICALS INC
filed 2009-08-07
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of July 31, 2009 was 33,103,340 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,217,128	$16,778,880
Short-term investments	24,935,778	22,547,515
Research grant and contract receivables	324,979	211,299
Prepaid expenses and other current assets	485,577	533,371
Total current assets	51,963,462	40,071,065
Property and equipment, net	623,892	694,183
Long-term investments	882,000	1,032,000
Other assets	498,171	498,250
Total assets	$53,967,525	$42,295,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,091,178	$3,767,831
Accrued expenses	4,099,069	4,045,660
Total current liabilities	8,190,247	7,813,491
Deferred rent	284,828	251,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and oustanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,103,345 shares and 29,716,751 shares issued and outstanding at June 30, 2009 and December 31, 2008 respectively	33,103	29,717
Additional paid-in capital	202,044,280	167,544,806
Accumulated other comprehensive income	46,567	38,088
Accumulated deficit	(156,631,500)	(133,382,108)
Total stockholders’ equity	45,492,450	34,230,503
Total liabilities and stockholders’ equity	$53,967,525	$42,295,498

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Research grants	$324,778	$118,797	$407,790	$605,463
Collaborative research agreements	100,000	50,000	100,000	50,000
Total revenues	424,778	168,797	507,790	655,463
Operating expenses:
Research and development	10,528,482	6,220,482	19,327,064	13,125,858
Marketing	475,062	913,916	785,348	1,279,484
General and administrative	1,871,309	1,521,446	3,919,809	3,258,497
Total operating expenses	12,874,853	8,655,844	24,032,221	17,663,839
Loss from operations	(12,450,075)	(8,487,047)	(23,524,431)	(17,008,376)
Interest income and other, net	88,070	433,750	275,038	1,015,034
Net loss	$(12,362,005)	$(8,053,297)	$(23,249,393)	$(15,993,342)

Basic and diluted net loss per share	$(0.37)	$(0.29)	$(0.73)	$(0.57)
Shares used to compute basic and diluted net loss per share	33,083,447	27,891,870	31,816,553	27,880,772

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2009	2008

Operating activities
Net loss	$(23,249,393)	$(15,993,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,907	110,304
Stock based compensation	1,343,348	848,002
Deferred rent	33,324	(16,342)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	47,794	40,218
Research grant and contract receivables	(113,680)	(48,819)
Other assets	79	(2,370)
Accounts payable and accrued expenses	376,756	334,057
Net cash used in operating activities	(21,440,865)	(14,728,292)

Investing activities
Purchases of short-term investments	(22,681,668)	(17,040,787)
Sales or maturity of short-term investments	20,453,000	45,350,000
Purchases of property and equipment	(50,615)	(57,710)
Net cash provided by (used in) investing activities	(2,279,283)	28,251,503

Financing activities
Proceeds from sale of common stock	33,159,511	181,922
Net cash provided by financing activities	33,159,511	181,922
Effect of exchange rate changes on cash and cash equivalents	(1,115)	8,891
Net increase in cash and cash equivalents	9,438,248	13,714,024
Cash and cash equivalents at beginning of period	16,778,880	3,191,814
Cash and cash equivalents at end of period	$26,217,128	$16,905,838

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009.

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

Comprehensive Income (Loss)

The Company has applied SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized.  Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $12.4 million and $8.2 million for the three months ended June 30, 2009 and 2008, respectively. The Company’s comprehensive loss was $23.2 million and $16.0 million for the six months ended June 30, 2009 and 2008, respectively.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No.128”). Under the provisions of SFAS No.128, basic net loss per common

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

For the six months ended June 30, 2009 and 2008, common shares issuable upon the exercise of stock options and warrants totaling 2,543,383 and 1,994,965 shares, respectively, were excluded from the calculation, as their effect would have been antidilutive.

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

Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations. The Company has evaluated events and transactions that occurred after June 30, 2009 through August 7, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

presented in conformity with generally accepted accounting principles in the United States (“GAAP”). The FASB Accounting Standards CodificationTM (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”).  SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  SFAS No. 166 will be effective at the start of the Company’s first fiscal year beginning after November 15, 2009, for interim and annual reporting periods thereafter.

The Company is currently evaluating the impact these standards will have on its financial position or results of operations.

Recently Adopted Accounting Pronouncements

Effective this quarter, the Company adopted the following FASB accounting standards:

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

FASB Staff Positions FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”), provides additional guidance regarding the credit and noncredit components of an other-than-temporary impairment event, and how to more effectively communicate when an other-than-temporary impairment event has occurred. FSP FAS 115-2, FAS 124-2 and EITF 99-20-2 apply to debt securities.

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

The adoption of these standards did not have any material impact on the Company’s financial position or results of operations.

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$26,217,128	$—	$—	$26,217,128
Marketable securities	24,935,778	—	—	24,935,778
Auction rate securities	—	—	882,000	882,000

Level 1:	Quoted prices in active markets for identical assets and liabilities; or

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:	Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Auction Rate Preferred Securities
Beginning balance at January 1, 2009 .	$1,032,000
Transfer from level 3 into level 1	(100,000)
Total unrealized losses included in accumulated other comprehensive income	—
Total realized losses included in interest income and other, net	—
Purchases, sales, issuances and settlements	(50,000)
Ending balance at June 30, 2009	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of June 30, 2009, the Company held two auction rate preferred securities (“ARPS”).  In July 2009, the Company received a $100,000 payment from one of the issuers of its ARPS redeeming the full amount of the ARPS.  Accordingly, the Company transferred the $100,000, from level 3 to level 1. The Company also previously received a $50,000 payment from the same issuer in April 2009. As of June 30, 2009, the value of the remaining ARPS held by the Company was $882,000 with a perpetual maturity date that resets every 28 days.  Although as of June 30, 2009, the remaining ARPS continued to pay interest according to its stated terms, the market in such securities continues to be illiquid. Based on valuation models on the individual securities, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The remaining ARPS has been classified as a long-term investment on the consolidated balance sheets as the Company does not believe it could liquidate the security in the near term.

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	June 30, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government obligations	$21,832,087	$9,257	$(5,386)	$21,835,958
Commercial paper	2,498,855	—	—	2,498,855
Corporate debt and other	600,615	350	—	600,965
Total	$24,931,557	$9,607	$(5,386)	$24,935,778

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate debt securities	$13,464,268	$3,089	$(49,257)	$13,418,100
Foreign debt securities	1,503,901	5,824	—	1,509,725
Government debt securities	7,584,720	37,106	(2,136)	7,619,690
Total	$22,552,889	$46,019	$(51,393)	$22,547,515

Investments in net unrealized loss positions as of June 30, 2009 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government obligations	7	$7,151,739	$(5,386)	$—	$—	$7,151,739	$(5,386)

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2009, by contractual maturity, are as follows:

	As of June 30, 2009		As of December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,931,557	$24,935,778	$22,552,889	$22,547,515
Due after one year through two years	—	—	—	—
Total	$24,931,557	$24,935,778	$22,552,889	$22,547,515

The average maturity of our short-term investments as of June 30, 2009 and December 31, 2008, was five months and three months, respectively.

Evaluating Investments for Other-than Temporary Impairments

Except for the ARPS which the Company recorded as an other temporary impairment in 2008, the Company considered a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, the Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company determined that it does not intend to sell its short-term investments and it is not more likely than not that the Company will be required to sell its short-term investments before recovery of their amortized cost bases, which may not occur until maturity. The Company anticipates that it will fully recover the amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

5.              Stock Based Compensation

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three and six months ended June 30, 2009 and 2008, using the Black-Scholes option pricing model:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.00%	2.96%	2.00%	2.96%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	5.27-6.08	6.02-6.08
Volatility	69.93%	64.95%	69.93%	64.95%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method as prescribed SAB No. 107, Share-Based Payment (“SAB No. 107”).  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the estimated volatility also reflects the application of SAB No. 107, incorporating the historical volatility of comparable companies whose share prices are publicly available. SAB No. 107, originally expired on Dec. 31, 2007.  However, SAB No. 110 was established to provide a limited extension so long as a company concludes that its own historical stock option exercise experience does not provide a reasonable basis for estimating expected option terms.

As of June 30, 2009, the total unrecognized compensation expense related to unvested stock options was approximately $5,677,731 and the related weighted-average period over which it is expected to be recognized is approximately 2.9 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three and six months ended June 30, 2009 and 2008 was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$293,570	$119,960	$520,417	$230,506
Marketing	92,580	74,811	185,755	153,296
General and administrative	319,043	223,553	637,176	464,200
Stock-based compensation expense	$705,193	$418,324	$1,343,348	$848,002

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.     Stockholders’ Equity

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (“1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the effectiveness of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the effectiveness of the Company’s initial public offering. The Company initially reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine.  As of June 30, 2009, a total of 3,500,000 shares of the Company’s common stock had been reserved for issuance under the 2006 Plan.

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

Following is a summary of stock option activity for the six months ended June 30, 2009:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2008	1,979,660	$3.64
Granted	598,250	$11.09
Exercised	(111,153)	$1.11
Canceled	(14,907)	$8.45
Balance as of June 30, 2009	2,451,850	$5.54

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

As of June 30, 2009, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	June 30, 2009
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.22 - $1.08	832,906	4.46	$0.90	826,412	$0.90
$2.17 - $9.70	1,025,194	7.95	$6.10	512,190	$5.51
$10.00 - $13.68	593,750	9.60	$11.09	12,792	$10.69
$0.22 - $13.68	2,451,850	7.16	$5.54	1,351,394	$2.74

Of the options outstanding, options to purchase 1,351,394 shares were vested as of June 30, 2009, with a weighted-average remaining contractual life of 5.7 years and a weighted-average exercise price of $2.74 per share, while options to purchase 1,100,456 shares were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  The ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors. As of June 30, 2009, a total of 500,000 shares of the Company’s common stock had been reserved for issuance under the ESPP.

Offering periods under the ESPP commence on the first trading day on or after May 15 and November 15 of each year. As of June 30, 2009, 93,484 shares of Company’s common stock had been issued and 406,516 shares were available for issuance under the ESPP.

During the three and six months ended June 30, 2009, the Company recorded stock-based compensation expense of approximately $38,129 and $81,104, respectively, related to the ESPP.

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold a total of 3.3 million shares of its common stock and warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable at an exercise price of $10.93 per share beginning six months after March 9, 2009, the date of issuance, and will expire on March 9, 2014.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has received several research grants from U.S. government agencies since 2003, all of which except for one were completed on or prior to June 30, 2009. The active grant was awarded from National Institute of Allergy and Infectious Diseases (“NIAID”) in September 2007. This grant is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended June 30, 2009 and 2008, the Company recognized revenues related to research grants of $324,778 and $118,797, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized revenues related to research grants of $407,790 and $605,463, respectively.

Other Collaborative Agreements

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceuticals, Inc. (“Par”) under a prospective buy-back agreement.  The Company is also obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world. The one-time $5.0 million milestone payment is required to be paid after the earliest to occur of (i) the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin, (ii) the Company’s grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Fidaxomicin, our lead product candidate, is an antibiotic currently in its second Phase 3 registration trial for the treatment of Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea. In November 2008, we reported positive data from the first fidaxomicin Phase 3 trial, the largest single comparative study ever conducted against Vancocin. The top-line analysis of data from this trial showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI.  Fidaxomicin was also well-tolerated in the trial.  The second fidaxomicin Phase 3 trial is on-going and we anticipate completing enrollment and reporting data from this trial in 2009.  We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of North America.

Prulifloxacin is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing prulifloxacin as a treatment for infectious diarrhea in travelers.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that prulifloxacin met the primary endpoint of time to last unformed stool, or TLUS, compared to placebo. We intend to conduct a Phase 4 trial of prulifloxacin subsequent to the NDA submission to compare prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea.  We plan to initially seek approval for prulifloxacin for the treatment of infectious diarrhea in travelers.

We are developing additional product candidates using our proprietary technology, including our Optimer One-Pot Synthesis, or OPopS™ drug discovery platform. OPopS is a computer-aided technology that enables the rapid and low-cost synthesis of a wide array of carbohydrate-based compounds.  Two components of the OPopS technology that allow us to synthesize new compounds are GlycoOptimization and De Novo Glycosylation.  These technologies are capable of rapidly generating drug candidates for broad therapeutic application.  One of the more advanced OPopS product candidates is OPT-88, a disease-modifying intra-articular, or within the cavity of a joint, therapy for osteoarthritis.  We plan to submit an Investigational New Drug application in 2009 and subsequently to, either by ourselves or in a collaboration with a partner, initiate a Phase 1 study to assess safety of repetitive intra-articular injections of OPT-88 in patients with knee osteoarthritis.

We also acquired exclusive rights from Memorial Sloan-Kettering Cancer Center to develop and commercialize OPT-822, a novel carbohydrate-based cancer immunotherapy. We plan to seek to collaborate with a partner and initiate Phase 2/3 clinical trials for OPT-822 for the treatment of metastatic breast cancer in Asia in 2009.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and prulifloxacin.  We have never been profitable and have incurred significant net losses since our inception.  As of June 30, 2009, we had an accumulated deficit of $156.6 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Stock-Based Compensation

We apply Statement of Financial Accounting Standards, or SFAS, No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to recognize share-based compensation expenses.  SFAS No. 123(R) requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method when we adopted SFAS No. 123(R) and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $705,000 and $418,000 was recognized in the three months ended June 30, 2009 and 2008, respectively.  Compensation expense of $1,343,000 and $848,000 was recognized in the six months ended June 30, 2009 and 2008, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term is calculated using SAB No. 107, Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions. SAB No. 107, originally expired on Dec. 31, 2007. However, SAB No. 110 was established to provide a limited extension so long as a company concludes that its own historical share option exercise experience does not provide a reasonable basis for estimating expected term.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Total Revenues.  Total revenues for the three months ended June 30, 2009 and 2008 were $425,000 and $169,000, respectively. The increase of $256,000, or 152%, was primarily due to revenue received from a National Institute of Health grant in the three months ended June 30, 2009.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2009 and 2008 was $10.5 million and $6.2 million, respectively, an increase of $4.3 million, or 69%.   The increase was primarily due to manufacturing scale-up expenses and expenses to prepare the regulatory filings related to our fidaxomicin and prulifloxacin programs.

Marketing Expense.  Marketing expense for the three months ended June 30, 2009 and 2008 was $475,000 and $914,000, respectively.  The decrease of $439,000, or 48%, was primarily due to lower medical education and consulting expenses.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2009 and 2008 was $1.9 million and $1.5 million, respectively.  The increase of $350,000, or 23%, was due to higher compensation expenses, including $319,000 of stock compensation expense, an increase of $95,000 over the same period in the prior year, as well as higher consulting expenses.

Interest Income and Other, Net.  Net interest income and other for the three months ended June 30, 2009 and 2008 was $88,000 and $434,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Comparison of Six Months Ended June 30, 2009 and 2008

Total Revenues.  Total revenues for the six months ended June 30, 2009 and 2008 were $508,000 and $655,000, respectively. The decrease of $147,000, or 23%, was primarily due to the conclusion of one of two National Institutes of Health grants.

Research and Development Expense.  Research and development expense for the six months ended June 30, 2009 and 2008 was $19.3 million and $13.1 million, respectively, an increase of $6.2 million, or 47%.   The increase was primarily due to an increase in development, manufacturing scale-up expenses and expenses to prepare the regulatory filings related to our fidaxomicin and prulifloxacin programs.

Marketing Expense.  Marketing expense for the six months ended June 30, 2009 and 2008 was $785,000 and $1.3 million, respectively.  The decrease of $494,000, or 39%, was primarily due to lower medical education and consulting expenses.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2009 and 2008 was $3.9 million and $3.3 million, respectively.  The increase of $661,000, or 20%, was due to higher compensation expenses, including $637,000 of stock compensation expense, an increase of $173,000 over the same period in the prior year, as well as higher consulting expenses.

Interest Income and Other, Net.  Net interest income and other for the six months ended June 30, 2009 and 2008 was $275,000 and $1.0 million, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through June 30, 2009, we received gross proceeds of approximately $202.4 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of June 30, 2009, cash, cash equivalents and short-term investments totaled approximately $51.2 million as compared to $39.3 million as of December 31, 2008, an increase of approximately $11.9 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to the $32.9 million raised in a registered direct offering of our common stock in March 2009 offset by the use of cash for our operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of June 30, 2009 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended June 30, 2009 would have resulted in approximately a $8,700 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2009, we had an accumulated deficit of approximately $156.6 million.  We have generated no revenues from product sales to date.  We have funded our operations through June 30, 2009 from the sale of approximately $202.4 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives, prepare submissions for regulatory approval of our lead product candidates and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.*

We may experience delays in clinical trials of our product candidates.  We reported positive top-line data from the first of two Phase 3 trials evaluating fidaxomicin for the treatment of CDI. We anticipate completing enrollment and reporting data from the second trial in 2009. If the second trial is also successful, we intend to file an NDA as soon as practicable thereafter. In addition, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of fidaxomicin.  We reported positive top-line data from the two Phase 3 trials evaluating prulifloxacin for the treatment of infectious diarrhea in travelers. We intend to conduct a Phase 4 trial of prulifloxacin subsequent to NDA submission to compare prulifloxacin to ciprofloxacin for the treatment of infectious diarrhea. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.

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

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates.*

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In the first Phase 3 clinical trial of fidaxomicin, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with prulifloxacin have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of prulifloxacin on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  In response to the FDA’s recommendation, we have completed a QT interval study of prulifloxacin and we expect to report data from such QT interval study to the FDA in the second half of 2009.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

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

We may not be able to enter into acceptable agreements to market and commercialize fidaxomicin outside of North America or if, needed, adequately build our own marketing and sales capabilities.*

If appropriate regulatory approvals are obtained, we intend to commercialize fidaxomicin outside of North America through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements, we may need to develop our own marketing and sales force to market fidaxomicin in a number of countries in Europe and Latin America to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians and do not currently have sufficient funds to develop an adequate sales force in these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, we will have to rely solely on prulifloxacin and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially and adversely harmed.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to fidaxomicin and Xifaxan®/rifaxamin with respect to prulifloxacin, and generic antibiotics such as metronidazole and oral vancomycin with respect to fidaxomicin and ciprofloxacin with respect to prulifloxacin.  In addition, we anticipate that fidaxomicin will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI, such as Xifaxan®/rifaxamin. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business. *

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow fidaxomicin and prulifloxacin, and our business prospects would be significantly harmed.

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

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent on our chief executive officer, and the other principal members of our executive and scientific teams. The unexpected loss of the service of any of these persons may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 69 employees as of July 31, 2009.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date in the United States.  The biotechnology patent environment outside the United States is even more uncertain.  Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property.  Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our licensed patents, our patents or in third-party patents.

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

In addition, to the extent we are unable to obtain and maintain patent protection for our product candidates or in the event such patent protection expires, it may no longer be cost effective to extend our portfolio by pursuing additional development of a product candidate for follow-on indications.

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

•                  treatment of diseases;

•                  formulation; and

•                  fidaxomicin related compounds, including metabolites.

If we are unable to obtain a composition of matter patent, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of fidaxomicin.  Furthermore, even though the manufacturing process patent has issued, and even if the formulation patent application results in an issued patent, our competitors, including generic drug companies, may be able to design around our manufacturing processes or formulation for fidaxomicin.  As a result, our competitors may be able to develop competing products.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.*

Our investment securities consist of high-grade auction rate securities, money market funds, corporate debt securities and government agency securities. As of June 30, 2009, we held two auction rate preferred securities valued at $1.0 million with perpetual maturity dates that reset every 28 days.  In July 2009, we received a $100,000 payment from one of the issuers of our auction rate preferred securities redeeming the full amount of its auction rate preferred security.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our remaining auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our remaining $1.0 million auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 6, 2009, our stockholders voted on two items, the outcomes of which are set forth below:

1.  Our stockholders re-elected Alain B. Schreiber, M.D. and Peter E. Grebow, Ph.D. as directors of the Company, each to continue as directors until the 2012 annual meeting of stockholders and until their respective successors have been duly elected and qualified. The following votes were tabulated with respect to the election of directors:

Director Elected	Number of Shares Voted For	Number of Shares Voted Against or Withheld
Alain B. Schreiber, M.D.	24,528,119	192,198
Peter E. Grebow, Ph.D.	24,530,771	189,546

In addition, following the annual meeting of stockholders, the terms of the directorships of Mark Auerbach, Joseph Y. Chang, and Michael N. Chang continued.

2.  Our stockholders ratified the selection of Ernst & Young, LLP as our independent auditors for the fiscal year ending December 31, 2009. The following votes were tabulated with respect to the ratification:

For	Against	Abstain
24,689,095	31,054	167

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(2)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(4)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(5)	Form of Warrant to Purchase Common Stock issued on March 9, 2009.
10.1		Amendment to Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang dated June 17, 2009.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(3)	Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.
(4)	Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.
(5)	Filed with Registrant’s Current Report on Form 8-K on March 5, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 7, 2009	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)