Form 10-Q
period 2009-09-30
OPTIMER PHARMACEUTICALS INC
filed 2009-11-03
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the registrant’s Common Stock, no par value, outstanding as of October 30, 2009 was 33,103,345 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,240,782	$16,778,880
Short-term investments	23,243,958	22,547,515
Research grant and contract receivables	55,368	211,299
Prepaid expenses and other current assets	523,766	533,371
Total current assets	43,063,874	40,071,065
Property and equipment, net	697,328	694,183
Long-term investments	882,000	1,032,000
Other assets	498,644	498,250
Total assets	$45,141,846	$42,295,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,136,058	$3,767,831
Accrued expenses	3,890,438	4,045,660
Total current liabilities	8,026,496	7,813,491
Deferred rent	276,484	251,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,103,345 shares and 29,716,751 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively	33,103	29,717
Additional paid-in capital	202,786,484	167,544,806
Accumulated other comprehensive income	57,027	38,088
Accumulated deficit	(166,037,748)	(133,382,108)
Total stockholders’ equity	36,838,866	34,230,503
Total liabilities and stockholders’ equity	$45,141,846	$42,295,498

See accompanying notes.

Optimer Pharmaceuticals, Inc

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Research grants	$176,202	$239,212	$583,992	$844,675
Collaborative research agreements	—	—	100,000	50,000
Total revenues	176,202	239,212	683,992	894,675
Operating expenses:
Research and development	7,192,383	7,877,906	26,519,447	21,003,764
Marketing	393,864	415,916	1,179,212	1,695,400
General and administrative	2,030,137	1,544,925	5,949,946	4,803,422
Total operating expenses	9,616,384	9,838,747	33,648,605	27,502,586
Loss from operations	(9,440,182)	(9,599,535)	(32,964,613)	(26,607,911)
Interest income and other, net	33,935	411,352	308,973	1,426,386
Net loss	$(9,406,247)	$(9,188,183)	$(32,655,640)	$(25,181,525)

Basic and diluted net loss per share	$(0.28)	$(0.31)	$(1.01)	$(0.89)
Shares used to compute basic and diluted net loss per share	33,103,345	29,253,693	32,250,194	28,377,733

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2008

Operating activities
Net loss	$(32,655,640)	$(25,181,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,615	168,109
Stock based compensation	2,085,556	1,278,830
Deferred rent	24,980	(14,918)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,605	68,259
Research grant and contract receivables	155,931	62,700
Restricted cash	—	(170,000)
Other assets	(394)	(26,214)
Accounts payable and accrued expenses	213,005	(1,858,050)
Net cash used in operating activities	(29,981,342)	(25,672,809)

Investing activities
Purchases of short-term investments	(28,683,091)	(22,886,304)
Sales or maturity of short-term investments	28,153,000	54,650,000
Purchase of property and equipment	(188,760)	(110,760)
Net cash provided by (used in) investing activities	(718,851)	31,652,936

Financing activities
Proceeds from sale of common stock	33,159,511	14,950,101
Net cash provided by financing activities	33,159,511	14,950,101
Effect of exchange rate changes on cash and cash equivalents	2,584	(19,296)
Net increase in cash and cash equivalents	2,461,902	20,910,932
Cash and cash equivalents at beginning of period	16,778,880	3,191,814
Cash and cash equivalents at end of period	$19,240,782	$24,102,746

Supplemental disclosure of cash flow information:
Retirement of treasury stock	—	100,000

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.     Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. The Company has one majority owned subsidiary, Optimer Biotechnology, Inc. (“OBI”), which is incorporated and located in Taiwan. In October 2009, Optimer sold 40% of its equity interest in OBI. Prior to the sale, OBI was a wholly owned subsidiary of Optimer. Refer to the Subsequent Event note in these Consolidated Financial Statements for additional information.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing anti-infective products.  The Company currently has two anti-infective product candidates, fidaxomicin, for the treatment of Clostridium difficile-infection, and Pruvel™ (prulifloxacin), for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Revenue Recognition

The Company’s license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  The Company considers a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element of a contract. The Company generally recognizes revenue when it is realized or realizable and earned when all of the following criteria are met — 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable;  and 4) collectibility is reasonably assured.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  Accordingly, these payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a separate earnings process.

In connection with certain research collaboration agreements, revenues are recognized from non-refundable upfront fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants, where the Company acts as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Research and Development Expenses

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

When nonrefundable payments for goods or services to be received in the future for use in research and development activities are made, the Company defers and capitalizes these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive loss was $9.4 million and $9.6 million for the three months ended September 30, 2009 and 2008, respectively. The Company’s comprehensive loss was $32.6 million and $25.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Net Loss Per Share

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

For the nine months ended September 30, 2009 and 2008, common shares issuable upon the exercise of stock options and warrants totaling 2,571,383 and 1,981,975 shares, respectively, were excluded from the calculation, as their effect would have been antidilutive.

Income Taxes

The Company follows the FASB guidance issued on January 1, 2007 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The FASB guidance also provides for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Future Accounting Requirements

The Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (“ASU 2009-12”). This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This Standard is effective for interim and annual periods ending after December 15, 2009.  The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification (“ASC”) Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”)). ASU 2009-13 guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which amends its existing guidance to determine whether an enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The guidance will be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is currently evaluating the impact, if any, of this amended guidance on its financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which amends the existing guidance for Accounting for Transfers of Financial Assets to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  The guidance removes the concept of a qualifying special-purpose entity and removes the exception from applying Consolidation of Variable Interest Entities to qualifying special-purpose entities.  The guidance will be effective at the start of the Company’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact, if any, of this amended guidance on its financial position and results of operations.

Recently Adopted Guidance

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to make adjustments to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s financial position or results of operations; however, this standard may impact the Company’s in future periods.

Effective for the quarter ending September 30, 2009, the Company adopted ASC which became the single source of all authoritative generally accepted accounting principles in the United States (“GAAP”). The adoption did not have any material impact on the Company’s financial position or results of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s assets measured at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$19,240,782	$—	$—	$19,240,893
Marketable securities	23,243,958	—	—	23,243,958
Auction rate securities	—	—	882,000	882,000

Level 1:      Quoted prices in active markets for identical assets and liabilities; or

Level 2:      Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:      Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2009	$1,032,000
Transfer from level 3 into level 1	—
Total unrealized losses included in accumulated other comprehensive income	—
Total realized losses included in interest income and other, net	—
Purchases, sales, issuances and settlements	(150,000)
Ending balance at September 30, 2009	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of September 30, 2009, the Company held one auction rate preferred security (“ARPS”) valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of September 30, 2009, the Company’s remaining ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on valuation models on the individual security, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The Company’s remaining ARPS has been classified as a long-term investment on the consolidated balance sheets as the Company does not believe it could liquidate the security in the near term.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	September 30, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Government obligations	$23,232,980	$16,093	$(5,115)	$23,243,958

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate debt securities	$13,464,268	$3,089	$(49,257)	$13,418,100
Foreign debt securities	1,503,901	5,824	—	1,509,725
Government debt securities	7,584,720	37,106	(2,136)	7,619,690
Total	$22,552,889	$46,019	$(51,393)	$22,547,515

Investments in net unrealized loss positions as of September 30, 2009 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government obligations	5	$5,064,480	$(5,115)	$—	$—	$5,064,480	$(5,115)

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2009 and December 31, 2008, respectively, by contractual maturity, are as follows:

	As of September 30, 2009		As of December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,232,980	$23,243,958	$22,552,889	$22,547,515
Due after one year through two years	—	—	—	—
Total	$23,232,980	$23,243,958	$22,552,889	$22,547,515

The weighted average maturity of our short-term investments as of September 30, 2009 and December 31, 2008, was approximately three months.

Evaluating Investments for Other-than Temporary Impairments

Except for the ARPS which the Company recorded as an other than temporary impairment in 2008, the Company considered a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent to which the

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, the Company believes that the decline in value is temporary and primarily related to the change in market interest rates since purchase.  The Company determined that it does not intend to sell its short-term investments and it is not more likely than not that the Company will be required to sell its short-term investments before recovery of their amortized cost bases, which may not occur until maturity. The Company anticipates that it will fully recover the amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

5.              Stock Based Compensation

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three and nine months ended September 30, 2009 and 2008, using the Black-Scholes option pricing model:

	Three months ended September 30		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.00%	2.96%	2.00%	2.96%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	5.27-6.08	6.02-6.08
Volatility	69.93%	64.95%	69.93%	64.95%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the Company used the historical volatility of comparable companies whose share prices are publicly available to estimate the Company’s options volatility rate.

As of September 30, 2009, the total unrecognized compensation expense related to unvested stock options was approximately $5,277,250 and the related weighted-average period over which it is expected to be recognized is approximately 2.75 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the three and nine months ended September 30, 2009 and 2008 was comprised as follows:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$327,389	$134,157	847,806	$364,664
Marketing	93,519	75,605	279,274	228,901
General and administrative	321,300	221,065	958,476	685,265
Stock-based compensation expense	$742,208	$430,827	$2,085,556	$1,278,830

6.     Stockholders’ Equity

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (“1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the effectiveness of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the effectiveness of the Company’s initial public offering. The Company initially reserved a total of 2,000,000 shares of its common stock for issuance pursuant to the 2006 Plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine.  As of September 30, 2009, a total of 3,500,000 shares of the Company’s common stock had been reserved for issuance under the 2006 Plan.

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

Following is a summary of stock option activity for the nine months ended September 30, 2009:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2008	1,979,660	$3.64
Granted	626,250	$11.24
Exercised	(111,153)	$1.11
Canceled	(14,907)	$8.45
Balance as of September 30, 2009	2,479,850	$5.64

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of September 30, 2009, options were outstanding under the 1998 Plan and the 2006 Plan as follows:

	September 30, 2009
	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.22 - $1.08	832,906	4.21	$0.90	831,199	$0.90
$2.17 - $9.70	1,025,194	7.62	$6.10	579,094	$5.60
$10.00 - $14.86	621,750	9.31	$11.24	19,936	$10.72
$0.22 - $14.86	2,479,850	6.90	$5.64	1,430,229	$2.94

Of the options outstanding, options to purchase 1,430,229 shares were vested as of September 30, 2009, with a weighted-average remaining contractual life of 5.6 years and a weighted-average exercise price of $2.94 per share, while options to purchase 1,049,621 shares were unvested.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  The ESPP provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors. As of September 30, 2009, a total of 500,000 shares of the Company’s common stock had been reserved for issuance under the ESPP.

Offering periods under the ESPP commence on the first trading day on or after May 15 and November 15 of each year. As of September 30, 2009, 93,484 shares of Company’s common stock had been issued and 406,516 shares were available for issuance under the ESPP.

During the three and nine months ended September 30, 2009, the Company recorded stock-based compensation expense of approximately $33,769 and $114,873, respectively, related to the ESPP.

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold a total of 3.3 million shares of its common stock and warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable at an exercise price of $10.93 per share and will expire on March 9, 2014.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has received several research grants from U.S. government agencies since 2003, all of which except for one were completed on or prior to June 30, 2009. The active grant was awarded from National Institute of Allergy and Infectious Diseases (“NIAID”) in September 2007. This grant is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended September 30, 2009 and 2008, the Company recognized revenues related to research grants of $176,202 and $239,212, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized revenues related to research grants of $583,992 and $844,675, respectively.

Other Collaborative Agreements

Par Pharmaceuticals, Inc.

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

Cempra Pharmaceuticals, Inc.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Nippon Shinyaku, Co., Ltd.

In June 2004, the Company entered into a license agreement with Nippon Shinyaku, Co., Ltd. (“Nippon Shinyaku”).  Under the terms of the agreement, the Company acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.  Under this agreement, the Company paid Nippon Shinyaku an up-front fee in the amount of $1.0 million and will be required to make one future milestone payment in the amount of $1.0 million upon filing, if any, its first NDA for Pruvel in the United States.  Under the agreement, the Company pays Nippon Shinyaku for certain materials.  If Nippon Shinyaku is unable to supply the Company with the contracted amount of Pruvel, then Nippon Shinyaku is obligated to grant the Company a non-exclusive, worldwide license to make or have made Pruvel, in which event the Company will owe Nippon Shinyaku a royalty based on the amount of net sales of Pruvel generated by the Company and the Company’s subsidiary.  Additionally, the Company will owe Nippon Shinyaku certain royalties based on the amount of net sales of Pruvel less the amount of Pruvel the Company buys from Nippon Shinyaku.  Either party may terminate the agreement 60 days after giving notice of a material breach which remains uncured 60 days after written notice.  If not terminated earlier, the agreement will terminate upon the later of ten years from the date of the first commercial sale of Pruvel in the United States or the date on which the last valid patent claim relating to Pruvel expires in the United States.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Memorial Sloan-Kettering Cancer Center

In July 2002, the Company entered into a license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of its common stock.  Under the agreement, which was amended in June 2005, the Company owes MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that the Company, and not a sublicensee, achieves such milestones.  The Company may also owe MSKCC royalties based on net sales generated from the licensed products and income the Company receives from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment the Company may owe to MSKCC during the term of the agreement.  The term of the agreement continues until the later of July 31, 2017, or the expiration of the last to expire of the patents licensed under this agreement, unless the agreement is earlier terminated.  The agreement can be terminated by MSKCC for a variety of reasons, including (i) upon 60 days’ notice in the event the Company fails to meet a development milestone specified in the agreement or (ii) upon 30 days’ notice, in the event the Company fails to pay any licensing fees, royalties or patent expenses due under the agreement within 30 days of the due date and thereafter fails to pay such deficit in-full within the 30-day notice period.  In anticipation of certain transactions involving OBI and described in the Subsequent Event note, the Company previously assigned and OBI assumed the Company’s rights and obligations under the agreement.  See the Subsequent Event note below for additional information on the transactions involving OBI.

Scripps Research Institute

In July 1999, the Company acquired exclusive, worldwide rights to its OPopS technology from the Scripps Research Institute (“TSRI”).  This agreement includes the license to the Company of patents, patent applications and copyrights related to OPopS technology.  The Company also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.  Under the four agreements, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of its common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  Additionally, under each agreement, the Company may owe TSRI royalties based on net sales by the Company, its affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the four agreements, the Company will also owe TSRI payments upon achievement of certain milestones.  In three of the four TSRI agreements, the milestones are the initiation of a Phase 2

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the successful completion of a Phase 3 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI under all four TSRI agreements is approximately $14.0 million.  Each TSRI agreement terminates in part as follows: (i) with respect to each product which utilizes patent rights licensed under the agreement, on a country-by-country basis concurrently with the expiration of the last to expire of the applicable patent rights, (ii) with respect to each product which utilizes technology licensed under the agreement but which does not utilize patent rights also licensed thereunder, 15 years after the date of the first commercial sale of the product in each country and (iii) with respect to software licensed under the 1999 OPopS agreement, 75 years after the date the applicable copyright is filed in the United States.  In anticipation of certain transactions involving OBI and described in the Subsequent Event note, the Company previously assigned and OBI assumed the Company’s rights and obligations under one of the agreements with TSRI related to osteoarthritis.  See the Subsequent Event note below for additional information on the transactions involving OBI.

8.     Subsequent Event

In October 2009, the Company entered into certain transactions involving its Taiwan subsidiary, OBI, to provide funding for the development of two of the Company’s early-stage, non-core programs.

The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to a product candidate for the treatment of osteoarthritis, and a product candidate for carbohydrate-based cancer immunotherapy. Under this agreement, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.

The Intellectual and Property Assignment and License Agreement also terminates an existing license agreement between the Company and OBI, including the Company’s previous license to OBI to develop fidaxomicin in certain Asian countries.  Under the agreement, the Company also forgave previous intercompany loans to OBI totaling $3.3 million. The term of the agreement continues until the last to expire of the patents assigned to OBI by the Company and the patents licensed to OBI under the TSRI and MSKCC agreements.

To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the same group of new investors for gross proceeds of approximately $2.1 million.  Under the financing agreement, the Company and the new investors invested approximately $3.7 million and $2.5 million, respectively, in new OBI shares.  Also under the financing agreement, if OBI achieves certain development milestones in the future, the Company and the new investors will be obligated to invest approximately an additional $8.6 million and $5.7 million, respectively, in exchange for new OBI shares.  Following the sale of its existing OBI shares and the initial investments in exchange for new OBI shares, the Company maintains a 60 percent ownership interest in OBI.

The Company has evaluated events and transactions that occurred after September 30, 2009 through November 3, 2009, the date the Company issued these financial statements. Except for the transactions with OBI described above, the Company did not have any other material recognizable subsequent events.

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

We currently have two late-stage anti-infective product candidates, fidaxomicin and Pruvel™ (prulifloxacin).

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption, currently in its second Phase 3 registration trial for the treatment of Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea. In November 2008, we reported positive data from the first fidaxomicin Phase 3 trial, the largest single comparative study ever conducted against Vancocin. The top-line analysis of data from this trial showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI.  Fidaxomicin was also well-tolerated in the trial.  The second fidaxomicin Phase 3 trial is on-going and we anticipate completing enrollment in 2009 and reporting data from this trial in the first quarter of 2010.  We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of North America.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of time to last unformed stool, or TLUS, compared to placebo. We intend to conduct a Phase 4 trial of Pruvel subsequent to a new drug application, or NDA, submission to compare Pruvel to ciprofloxacin for the treatment of infectious diarrhea.

We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea.

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

We previously acquired exclusive rights to two other product candidates: OPT-88, a disease-modifying intra-articular, or within the joint, therapy for osteoarthritis which we licensed from the Scripps Research Institute, or TSRI, and OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from the Memorial Sloan-Kettering Cancer Center, or MSKCC.  In October 2009, we entered into a number of transactions involving our Taiwanese subsidiary, Optimer Biotechnology, Inc., or OBI, in which we sold 40% of our existing equity in OBI to a group of new investors and, simultaneously, we and the group of new investors purchased approximately $3.7 million and $2.5 million, respectively, of new common shares of OBI.  In connection with these transactions, we assigned to OBI certain of our patent rights and know-how related to OPT-88 and OPT-822/821 and also assigned to OBI our rights and obligations under the TSRI and MSKCC agreements.  We anticipate that OBI will use the proceeds from the sale of new common shares to fund the development of OPT-88 and OPT-822/821.  Following these transactions, we maintain a 60% equity interest in OBI and have the right to receive up to $10 million in future milestone payments for each product incorporating OPT-88 or OPT-822/821 and royalties on net sales of any such products.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and Pruvel.  We have never been profitable and have incurred significant net losses since our inception.  As of September 30, 2009, we had an accumulated deficit of $166.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  Accordingly, these milestone payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a substantive earnings process.

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

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants, where we act as a principal, with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

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

When nonrefundable payments for goods or services to be received in the future for use in research and development activities are made, we defer and capitalize these types of payments.

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

Stock-Based Compensation

The Financial Accounting Standards Board, or FASB, authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $742,000 and $431,000 was recognized in the three months ended September 30, 2009 and 2008, respectively.  Compensation expense of $2.1 million and $1.3 million was recognized in the nine months ended September 30, 2009 and 2008, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term is calculated using the Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on our dividend history as well as our current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Total Revenues.  Grant revenues for the three months ended September 30, 2009 and 2008 were $176,000 and $239,000, respectively. The decrease of $63,000, or 26%, was primarily due to lower revenue from a National Institute of Health grant.

Research and Development Expense.  Research and development expense for the three months ended September 30, 2009 and 2008 was $7.2 million and $7.9 million, respectively, a decrease of $686,000, or 9%.   The decrease was primarily due to the completion of clinical trials for Pruvel in the prior year and was partially offset by an increase in expenses to prepare regulatory filings related to fidaxomicin and Pruvel.

Marketing Expense.  Marketing expense of $394,000 for the three months ended September 30, 2009 was relatively consistent with the $416,000 for the three months ended September 30, 2008.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2009 and 2008 was $2.0 million and $1.5 million, respectively.  The increase of $485,000, or 31%, was due to higher compensation expenses, including $321,000 of stock compensation expense, an increase of $100,000 over the same period in the prior year, as well as an increase in patent and consulting expenses.

Interest Income and Other, net.  Net interest income and other for the three months ended September 30, 2009 and 2008 was $34,000 and $411,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Comparison of Nine Months Ended September 30, 2009 and 2008

Total Revenues.  Grant revenues for the nine months ended September 30, 2009 and 2008 were $684,000 and $895,000, respectively. The decrease of $211,000, or 24%, was primarily due to the conclusion of one of two National Institutes of Health grants as well as lower revenue from another grant.

Research and Development Expense.  Research and development expense for the nine months ended September 30, 2009 and 2008 was $26.5 million and $21.0 million, respectively, an increase of $5.5 million, or 26%.   The increase was primarily due to an increase in development expenses, manufacturing scale-up expenses and expenses to prepare regulatory filings related to fidaxomicin and Pruvel.

Marketing Expense.  Marketing expense for the nine months ended September 30, 2009 and 2008 was $1.2 million and $1.7 million, respectively.  The decrease of $516,000, or 30%, was primarily due to lower medical education, tradeshow and consulting expenses.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2009 and 2008 was $5.9 million and $4.8 million, respectively.  The increase of $1.1 million, or 24%, was due to higher compensation expenses, including $958,000 of stock compensation expense, an increase of $275,000 over the same period in the prior year, as well as an increase in patent and consulting expenses.

Interest Income and Other, net.  Net interest income and other for the nine months ended September 30, 2009 and 2008 was $309,000 and $1.4 million, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through September 30, 2009, we received gross proceeds of approximately $202.4 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of September 30, 2009, cash, cash equivalents and short-term investments totaled approximately $42.5 million as compared to $39.3 million as of December 31, 2008, an increase of approximately $3.2 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to the $32.9 million raised in a registered direct offering of our common stock in March 2009 offset by the use of cash for our operating expenses.

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

In June 2004, we entered into a license agreement with Nippon Shinyaku Co., Ltd. to which we acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.  Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of a NDA for Pruvel in the United States.

In October 2009, we entered into certain transactions with our subsidiary, OBI, pursuant to which we assigned certain intellectual property rights and license agreements to OBI related to our OPT-88 and OPT-822/821 product candidates.  In connection with these transactions, we entered into a financing agreement with OBI and a group of new investors.  Under the terms of the financing agreement, if OBI achieves certain development milestones with respect to OPT-88 and OPT-822/821, we and the group of new investors may be required to purchase approximately an additional $8.6 million and $5.7 million, respectively, of new OBI common shares.  While we currently cannot anticipate when, if ever, OBI will achieve these development milestones, under the terms of the financing agreement, our obligation to purchase the additional OBI common shares will not occur prior to June 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents and short-term investments as of September 30, 2009 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended September 30, 2009 would have resulted in approximately a $4,700 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Risks Related to Our Business

We are a company with limited sources of revenue, and we are largely dependent on the success of our lead product candidate fidaxomicin and, to a lesser degree, our other lead product candidate Pruvel.*

We are a biopharmaceutical company with no products approved for commercial sale and, to date, we have not generated any revenues from product sales.  Our ability to generate future revenues depends heavily on our success in:

•                  developing and securing U.S. and/or foreign regulatory approvals for fidaxomicin and Pruvel and, to a lesser extent, other product candidates;

•                  commercializing, alone or with a partner, any product candidates for which we receive approval from the FDA; and/or comparable foreign regulatory authorities; and

•                  generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

Our product candidates will generally require extensive clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We have not submitted an NDA, or received marketing approval for either fidaxomicin or Pruvel, and we cannot be certain that either of these product candidates will be successful in on-going or future clinical trials or receive regulatory approval.  If we do not receive regulatory approval for and successfully commercialize fidaxomicin and Pruvel, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

We believe our initial success will be more dependent on fidaxomicin than Pruvel, because we believe that the market for the treatment of CDI is larger than the market for the treatment of infectious diarrhea.  Even if we successfully obtain regulatory approval to market fidaxomicin or Pruvel, our revenues for either drug candidate will be dependent upon the size of the markets in the territories for which we have commercial rights and our ability to successfully commercialize our drug candidates in those markets.  If the markets for the treatment of CDI or infectious diarrhea are not as significant as we estimate or we are otherwise unsuccessful in commercializing our drug candidates, our business and prospects will be harmed.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of September 30, 2009, we had an accumulated deficit of approximately $166.0 million.  We have generated no revenues from product sales to date.  We have funded our operations through September 30, 2009 from the sale of approximately $202.4 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we advance our clinical trials and research and development initiatives, prepare submissions for regulatory approval of our lead product candidates and build our marketing and sales capabilities.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize fidaxomicin and Pruvel or develop and commercialize our other product candidates, or continue our other research and development programs.*

We will require additional capital to commercialize our current lead product candidates, fidaxomicin and Pruvel.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the government take-over, bankruptcy, failure, collapse or sale of various financial institutions.  These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We do not currently have sufficient resources to commercialize fidaxomicin and Pruvel on our own. If we are unable to raise additional capital or are unable to effectively collaborate with one or more partners for the commercialization of fidaxomicin or Pruvel, we will not generate significant revenues from sales of these products and our business will be materially harmed.

We are dependent on third party collaborators and we may be unable to enter into future collaboration agreements or we may have disagreements with these collaborators.*

We currently plan to build our own marketing and sales force for fidaxomicin in North America and Pruvel in the United States, and we are seeking one or more partners for the commercialization of fidaxomicin outside of North America.  We cannot be certain that we will be successful in attracting any such partners.  If we were not able to find appropriate partners for the continued development and commercialization of fidaxomicin, or our other product candidates, we would either have to delay further development and commercialization initiatives,  which would harm our business and prospects, or raise significant additional funds to develop clinical and commercialization capabilities internally.

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

If we are unable to obtain FDA approval of our product candidates, we will not be able to commercialize them in the United States.*

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

The FDA has substantial discretion in the approval process and may either refuse to consider our applications for substantive review or may form the opinion after review of our data that our applications are insufficient to allow approval of our product candidates.  If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  For example, we intend to rely in part on certain legacy data from a third party to support an NDA for Pruvel. If we are unable to obtain this data in a timely manner or the FDA deems this data to be insufficient, it may delay our filing of a NDA for Pruvel and could require us to complete additional studies.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects.

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

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, results from the first fidaxomicin Phase 3 trial, while positive, may not predict results from the second Phase 3 trial which is on-going.  Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, the type and amount of clinical data necessary to gain regulatory approval for our product candidates may change or we may inaccurately characterize such requirements.  For example, we are preparing a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMEA, for fidaxomacin based on the results from our first Phase 3 trial.  Although we currently believe that the EMEA will accept an MAA for fidaxomicin based on only one completed Phase 3 trial, we may be incorrect in this belief and may be required to resubmit our filing following the completion of our second Phase 3 trial.  Such a resubmission would involve additional delay and expense related to any approval of fidaxomicin in Europe.

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.*

We have experienced and may continue to experience delays in clinical trials of our product candidates.  For example, due to slower patient enrollment rates than we initially predicted in our second of two Phase 3 trials evaluating fidaxomicin for the treatment of CDI, we now anticipate completing enrollment in this trial by the end of 2009 and reporting data in the first quarter of 2010. In addition, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of fidaxomicin.  We also intend to conduct a Phase 4 trial of Pruvel subsequent to NDA submission to compare Pruvel to ciprofloxacin for the treatment of infectious diarrhea. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing antibiotics that have established safety and efficacy profiles or with administering placebo to patients in our placebo-controlled trials.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed.  In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may significantly harm our business, financial condition and prospects.

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates.*

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In the first Phase 3 clinical trial of fidaxomicin, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with Pruvel have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Pruvel on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  In response to the FDA’s recommendation, we have completed a QT interval study of Pruvel and we plan to include the data from such QT interval study in our NDA filing to the FDA.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.*

We have entered into agreements with third-party CROs, such as INC Research, to provide monitors for and to manage data for our on-going clinical programs.

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

Typically, the CROs conducting clinical trials of our product candidates have the right to terminate their agreements with us or our collaborators upon notice in the event of an uncured material breach.  In addition, some CROs have an ability to terminate their respective agreements with us if we fail to perform our obligations, if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.  We have relied substantially on INC Research to conduct the clinical trials for fidaxomicin and Pruvel.  INC Research has also subcontracted with other third-party CROs for various aspects of the clinical trials.  If any relationships with INC Research or these other third-party CROs terminate, we or our collaborators may not be able to enter into arrangements with alternative CROs or we may enter into arrangements with alternative CROs that do not have the expertise or relationships that INC Research has with government agencies.

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

If we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have rights in international markets, our market opportunities will be limited.*

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of fidaxomicin for which we currently have exclusive worldwide marketing rights.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, if our planned MAA for fidaxomicin is rejected or unanticipated concerns are raised by the EMEA during its review, a subsequent NDA submission for fidaxomicin could be negatively impacted. Other than Pruvel, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates is approved for sale in any international market for which we have rights. If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

We currently have no sales organization and have no experience as a company in marketing drug products.  If we are unable to expand our marketing capabilities and establish sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.*

We currently have a limited marketing organization and do not have a sales organization for marketing, sales and distribution of pharmaceutical products. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We plan to build our own marketing and sales force to commercialize fidaxomicin in North America and are seeking third-party partners outside North America. We own exclusive rights to commercialize Pruvel in the United States, and we contemplate establishing our own sales force or seeking third-party partners to sell Pruvel in the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We do not currently have sufficient funds to develop a sales force and other resources that we believe would be necessary to adequately market fidaxomicin and Pruvel in the United States. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We may not be able to enter into acceptable agreements to market and commercialize fidaxomicin outside of North America or if, needed, adequately build our own marketing and sales capabilities.*

If appropriate regulatory approvals are obtained, we intend to commercialize fidaxomicin outside of North America through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements, we may need to develop our own marketing and sales force to market fidaxomicin in a number of countries in Europe and Latin America to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians and do not currently have sufficient funds to develop an adequate sales force in these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, we will have to rely solely on Pruvel and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially harmed.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to fidaxomicin and Xifaxan®/rifaxamin with respect to Pruvel, and generic antibiotics such as metronidazole and oral vancomycin with respect to fidaxomicin and ciprofloxacin with respect to Pruvel.  In addition, we anticipate that fidaxomicin will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI, such as Xifaxan®/rifaxamin. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

We anticipate that, if approved, fidaxomicin and Pruvel will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, fidaxomicin, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole.  Fidaxomicin would currently face generic oral vancomycin competition in Europe and in the future may face competition from generic oral vancomycin in the United States as well.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole is sold at such a low price, we believe it will be difficult to sell fidaxomicin as a first-line therapy for the treatment of CDI.  If we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to fidaxomicin, Pruvel or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have fewer side effects or are less expensive than our product candidates.

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including fidaxomicin and Pruvel.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We outsource all manufacturing of clinical trial supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers.  We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

Our ability to develop and commercialize fidaxomicin and Pruvel and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  We have not yet manufactured commercial batches of fidaxomicin, Pruvel or any of our other product candidates.  Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Such difficulties could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.  The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve, and the time it will take us or a third party manufacturer to develop such large-scale processes and capabilities may delay any product launch following regulatory approval.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin active pharmaceutical ingredient and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, as well as Angelini and Patheon, to manufacture Pruvel drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have yet been inspected by the FDA for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.*

Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of fidaxomicin, Pruvel and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

We plan to target our marketing of Pruvel primarily to high-prescribing physicians of antibiotics for infectious diarrhea, including those at travel clinics.  Because of the number of these physicians in the United States, we will be required to expend significant time and resources to obtain broad market acceptance of Pruvel among these physicians.  We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own.  As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Pruvel.

In addition, in July 2008 the FDA notified makers of fluoroquinolone antimicrobial drugs for systemic use that a boxed warning is necessary for those products due to the risk of tendonitis and tendon rapture.  As prulifloxacin is a fluoroquinolone antibiotic it may be required to carry a black box warning.  Although these risks have been described for years on the product label of many fluoroquinolones, the increased awareness of this risk may impact the market potential for the fluoroquinolone class of antibiotics, including prulifloxacin.  Furthermore, because prulifloxacin has already been marketed by other companies outside the United States to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections and respiratory tract infections, patients may be able to obtain prulifloxacin from these other companies, and not from us, if prulifloxacin is approved in the market where the patient is located.  We have rights to Pruvel only in the United States.  These patients may obtain prulifloxacin in these other markets from other companies even if these patients are from the United States.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.*

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to fidaxomicin and Pruvel.  As a significant part of our growth strategy, we intend to develop and commercialize additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow fidaxomicin and Pruvel, and our business prospects would be significantly harmed.

Our future growth depends on our ability to identify and acquire or in-license products.  If we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.*

We in-licensed the U.S. rights to Pruvel from Nippon Shinyaku who, along with Meiji-Seika Kaisha Ltd., conducted the initial development of this product candidate.  An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit for our business.  Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

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

Our ability to pursue the development and commercialization of Pruvel, our other product candidates and our future product candidates depends upon the continuation of our licenses from third parties.*

Our license agreement with Nippon Shinyaku provides us with an exclusive license to develop and commercialize Pruvel for any indication in the United States, with a right to sublicense to third parties.  In the event Nippon Shinyaku is not able to supply us with Pruvel, the license agreement provides us with a non-exclusive, worldwide right and license to manufacture or have Pruvel manufactured for us.  Either we or Nippon Shinyaku may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice.  In addition, we are entitled to terminate the agreement in the event that the FDA compels us to cease sales of Pruvel in the United States.  If our license agreement with Nippon Shinyaku terminates, we will lose our rights to develop, manufacture and commercialize Pruvel and our potential revenues would be limited.  Similarly, if our agreement with the Scripps Research Institute, or TSRI, for the license of our OPopS technology is terminated, we will not be able to further develop future product candidates using our OPopS technology.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 68 employees as of October 30, 2009.  To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell our product candidates profitably.*

In both the United States and certain foreign jurisdictions, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.  We cannot be certain that fidaxomicin and Pruvel or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If fidaxomicin and Pruvel or other current or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of legislative proposals and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for fidaxomicin and Pruvel.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Our business and operations would suffer in the event of computer, telecommunications or other system failure.*

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.  For example, the loss of clinical trial information from completed or ongoing clinical trials for fidaxomicin or Pruvel, which is maintained by our third-party CRO, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

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

We have filed 12 patent applications related to fidaxomicin, one of which has resulted in the issuance of a polymorph patent and one of which has resulted in a manufacturing patent, from the United States Patent and Trademark Office, or U. S. PTO, and ten of which are pending.

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

If we are unable to obtain a composition of matter patent, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of fidaxomicin.  Furthermore, even though the manufacturing process patent has issued, and even if the formulation patent application results in an issued patent, our competitors, including generic drug companies, may be able to design around our manufacturing processes or formulation for fidaxomicin.  As a result, our competitors may be able to develop competing products. In addition, we currently plan to submit an NDA for Pruvel for the treatment of infectious diarrhea in 2010.  The composition of matter patent covering Pruvel expired in February 2009. Although in some cases the U.S. PTO will grant an extension of a patent term where the related product is subject to FDA approval, this extension was unavailable to us with respect to the Pruvel composition of matter patent because we did not submit an NDA for Pruvel prior to the expiration of this patent.    There are currently no other active issued patents which would prevent third parties from potentially marketing Pruvel in the United States.  Therefore, we will likely rely on one or more regulatory marketing exclusivities for Pruvel in the United States.  Specifically, if our NDA for Pruvel is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Pruvel, if we or Nippon Shinyaku are unsuccessful in obtaining additional patents related to

Pruvel, we may face generic competition in the United States five years after our NDA for Pruvel is approved by the FDA. Our partner, Nippon Shinyaku, has recently received a notice of allowance from the U.S. PTO of a Pruvel-related patent, which covers the polymorphic form of the key intermediate in the manufacturing process for Pruvel.  Despite the notice of allowance, Nippon Shinyaku may not ultimately receive the polymorph patent or the patent may later be challenged by a third party or fail to prevent a third part from producing and marketing a generic form of Pruvel in the United States.  If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from Pruvel sales in the U.S. will be limited.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku and TSRI are responsible for the maintenance of patents and prosecution of patent applications relating to Pruvel and our OPopS technology, respectively.  We may also be dependent on Par to provide technical support for patent applications relating to fidaxomicin.  If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be significantly harmed.

Under our agreement with Nippon Shinyaku, in the event Nippon Shinyaku fails to take all steps necessary to seek extension of the patents licensed to us in the United States 180 days after we request such action be taken, then we have the right to take all necessary actions to extend the licensed patents.  Our agreements with TSRI and Par do not have explicit provisions regarding our rights to take necessary action with respect to maintenance of patents and prosecution of patent applications nor do such agreements provide us with any legal recourse in the event such parties do not so maintain and/or prosecute.  If any of these parties or others on which we rely for patent maintenance and prosecution fail to adequately maintain patents and prosecute patent applications relating to technology licensed to or from us, we may be required to take further action on our own to protect this technology.  However, we may not be successful in maintaining such patents or prosecuting such patent applications and if so, our business and prospects would be significantly harmed.

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

We may incur substantial costs as a result of litigation or other proceedings relating to our patent, trademark and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.*

If we choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party.  These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents.  There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

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

Although we have conducted searches of third-party patents with respect to fidaxomicin and Pruvel, these searches may not have identified all third-party patents relevant to those products and we have not conducted an extensive search of patents issued to third parties with respect to our other product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer”, “Optimer Pharmaceuticals” and “Pruvel”, we are aware that the name “Optimer” has been registered as a trademark with the U.S. PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.  Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours.  Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies.  If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. PTO to determine priority of invention in the United States.  The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

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

The market price of our common stock may be highly volatile.*

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

•                  the success of our development efforts and clinical trials, particularly with respect to fidaxomicin and Pruvel;

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.*

Our investment securities consist of money market funds, corporate debt securities and government agency securities. As of September 30, 2009, we held one auction rate preferred security valued at $882,000 with perpetual maturity dates that reset every 28 days.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

Item 5.  Other Information

On October 30, 2009, we entered into a number of transactions involving our Taiwan subsidiary, OBI.  The transactions are intended to provide funding for the development of two of our early-stage, non-core programs, while also allowing us to focus on our late-stage anti-infective programs.

Pursuant to an Intellectual Property Assignment and License Agreement, we assigned to OBI certain patent rights, information and know-how related to OPT-88, our product candidate for the treatment of osteoarthritis, and OPT-822/821, our carbohydrate-based cancer immunotherapy product candidate.   In anticipation of the transactions, we previously assigned and OBI assumed our rights and obligations under certain in-license agreements with the TSRI and MSKCC related to the two programs.  Under the Intellectual Property Assignment and License Agreement, we are eligible to receive milestone payments for each product developed under the OPT-88 and OPT-822/821 programs and we are also eligible to receive royalties on net sales of any products which are commercialized under the programs.

The Intellectual Property Assignment and License Agreement also terminates the existing license agreement between us and OBI, including our previous license to OBI to develop fidaxomicin in certain Asian countries.  Under the agreement, we also forgave previous intercompany loans to OBI.

To provide capital for OBI’s product development efforts, we and OBI also entered into a Financing Agreement with a group of new investors.  Simultaneously, we sold 40 percent of our exiting OBI shares to the same group of new investors for gross proceeds of approximately $2.1 million.  Upon execution of the Financing Agreement, we and the new investors invested approximately $3.7 million and $2.5 million, respectively, in new OBI shares.  Also under the Financing Agreement, if OBI achieves certain development milestones in the future, we and the new investors will be obligated to invest approximately an additional $8.6 million and $5.7 million, respectively, in exchange for new OBI shares.  Following the sale of our existing OBI shares and the initial investments in exchange for new OBI shares, we maintain a 60 percent ownership interest in OBI.

Michael N. Chang, our President and Chief Executive Officer and a member of our board of directors, currently serves as the chairman of the board of directors of OBI.  Youe-Kong Shue, our Vice President of Clinical Development, currently serves as OBI’s interim President and Chief Executive Officer and as a director of OBI.

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(2)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(4)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(5)	Form of Warrant to Purchase Common Stock issued on March 9, 2009.
10.1	*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.2	*	Intellectual Property Assignment and License Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated October 30, 2009.
10.3		Financing Agreement between Optimer Pharmaceuticals, Inc., Optimer Biotechnology, Inc. and certain investors named therein, dated October 30, 2009.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*                                         Confidential treatment has been requested and/or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

OPTIMER PHARMACEUTICALS, INC.

Dated: November 3, 2009	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)