Form 10-K
period 2009-12-31
OPTIMER PHARMACEUTICALS INC
filed 2010-03-11
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2009 (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold as of such date on the Nasdaq Global Market, was $444,240,000.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 2, 2010 was 38,212,131

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

OPTIMER PHARMACEUTICALS

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2009

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

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption. We are developing fidaxomicin as a treatment for Clostridium difficile-infection, or CDI, the most common nosocomial, or hospital acquired, diarrhea. In February 2010, we reported positive top-line data from the second of two fidaxomicin Phase 3 trials.  In November 2008, we reported positive data from the first Phase 3 trial.   Both Phase 3 trials compared fidaxomicin to Vancocin, the only antibiotic currently approved by the U.S. Food and Drug Administration, or FDA, for the treatment of CDI.  The top-line analysis of data from these trials showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin.  Fidaxomicin was also well-tolerated in both trials.  We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States.  We plan to submit a New Drug Application, or NDA, to the FDA in the second half of 2010 and are also preparing a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMA.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of time to last unformed stool, or TLUS, compared to placebo. We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea. We currently hold rights to commercialize Pruvel in the United States and we plan to submit a NDA to the FDA in 2010.

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

We have also licensed rights to others to develop certain of our product candidates.  CEM-101, a macrolide antibiotic which we licensed to Cempra Pharmaceuticals, Inc., or Cempra, is being developed by Cempra for the treatment of respiratory tract infections, or RTIs.  In addition, we have granted rights to two other product candidates, OPT-88 and OPT-822/821, to our majority-owned subsidiary, Optimer Biopharmaceuticals, Inc., or OBI.  OPT-88 is being developed as a disease-modifying intra-articular, or within the joint, therapy for osteoarthritis and was originally licensed to us from The Scripps Research Institute, or TSRI.  OPT-

822/821 is a novel carbohydrate-based cancer immunotherapy which we originally licensed from the Memorial Sloan-Kettering Cancer Center, or MSKCC.  Under our agreements with Cempra and OBI, we are entitled to receive milestone payments if specified development and commercialization milestones are achieved, as well as royalty payments if the related product candidates are commercialized.

We were incorporated in November 1998. We have one majority-owned subsidiary, OBI, which is located and incorporated in Taiwan.  In this report, “Optimer Pharmaceuticals,” “Optimer,” “we,” “us” and “our” refer to Optimer Pharmaceuticals, Inc. and OBI on a consolidated basis, unless the context otherwise provides.  Our principal offices are in San Diego, California. We maintain an internet site at www.optimerpharma.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

The anti-infective market is one of the largest therapeutic categories worldwide. According to IMS Health, the combined market for prescription antibacterial drugs in 2008 exceeded $38 billion worldwide. The largest antibacterial sales per region were: North America ($11 billion), Europe ($10 billion), Asia Pacific ($10 billion), and others ($7 billion). The market for anti-infective products is generally divided into two categories, nosocomial infections and community-acquired infections, which represent approximately 30% and 70% of the anti-infectives market, respectively. According to the U.S. Centers for Disease Control and Prevention, or CDC, approximately two million nosocomial infections occur annually in the United States and these infections can increase the average length of hospital stays by seven to nine days. Approximately four million nosocomial infections occur annually in Europe, three million in North America, two million in South America and two million in East Asia (excluding China). Nosocomial infections are costly to address, with an estimated annual aggregate healthcare cost in the United States and the United Kingdom of approximately $4.5 billion and $1.9 billion, respectively. In addition, in the United States, nosocomial infections cause approximately 100,000 deaths annually, making them one of the five leading causes of death in the United States. We believe that bacterial infections, especially infections caused by difficult-to-treat, drug resistant bacteria, cause or contribute to a majority of these deaths.

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

Our Product Candidates

We believe that our product candidates may offer advantages over existing antibiotics in terms of efficacy, safety, bacterial resistance and dosing convenience. We also believe that the markets for these product candidates present us with significant commercial opportunities. Our product candidates are in various stages of development and none have been approved for sale by the FDA. Our ability or our licensees’ ability to obtain FDA approval of any of our product candidates requires us or our licensees to successfully complete the clinical development of each such product candidate. Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials may not be predictive of future trial results.

Our current product candidate portfolio consists of the following:

Product Candidate	Target Indications	Development Status	Commercial Rights
Anti-Infectives
Fidaxomicin (1)	CDI treatment	NDA and MAA preparations; Reported positive top-line results from two Phase 3 clinical trials	Optimer worldwide

	CDI oral suspension	Pre-clinical

	Prevention of VRE/MRS in CDI	Proof-of-Concept Trial (2)

Pruvel™ (prulifloxacin)	Infectious diarrhea	NDA preparation; Two Phase 3trials completed	Optimer U.S.

CEM-101 (OP-1068)	Respiratory tract infections	Phase 2	Cempra worldwide (3)

Other Therapeutic Areas
OPT-822/OPT-821 Combination Therapy	Breast cancer	Phase 2	Licensed to OBI (4)
OPT-88	Osteoarthritis	Pre-clinical	Licensed to OBI (4)

(1)                            We filed an investigational new drug application, or IND, with the FDA for fidaxomicin in August 2003.

(2)                            A proof-of-concept trial is an exploratory clinical trial to provide or establish evidence that a product candidate is efficacious for a target indication.

(3)                            We granted to Cempra an exclusive worldwide license, except in countries in the Association of Southeast Asian Nations, or ASEAN.  We have the right to receive royalties from Cempra on any sales of CEM-101 (OP-1068) outside of ASEAN countries.

(4)                            We have the right to receive royalties from OBI on any sales of OPT-822/821 and OPT-88.

Anti-Infective Product Candidates

Fidaxomicin

Overview. We are initially developing fidaxomicin for the treatment of infections caused by Clostridium difficile, or C. difficile, bacteria. Fidaxomicin is a differentiated antibiotic for the treatment of CDI, the most common nosocomial diarrhea. Specifically, fidaxomicin has a narrow spectrum of activity against certain gram-positive bacteria.  Pre-clinical data indicates that fidaxomicin is bactericidal and acts by inhibiting RNA polymerase, a bacterial enzyme.  Fidaxomicin has also been shown to inhibit the growth of other potentially harmful bacteria such as Staphylococci, common bacteria that reside on the skin and in the GI tract, and Enterococci, common bacteria that reside in the GI tract.

We reported positive top-line results from our two Phase 3 trials comparing fidaxomicin to Vancocin in the treatment of CDI in February 2010 and November 2008.    The two fidaxomicin trials combined represent the largest database of CDI clinical trial data in the world and largest comparative studies ever conducted against Vancocin.  The top-line analysis of data from these trials showed that fidaxomicin achieved the primary endpoint of clinical cure (defined as patients requiring no further CDI therapy two days after completion of study medication, as determined by the investigator) and demonstrated a significantly lower recurrence rate and higher global cure rate (defined as cure with no recurrence within four weeks of completing therapy) compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI.  Fidaxomicin was also well-tolerated in the trials. We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of United States. We plan to submit a NDA to the FDA in the second half of 2010 and are also preparing a MAA for submission to the EMA in Europe.

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

We estimate that CDI affects over 500,000 patients in the United States annually. In the United Kingdom, the reported number of CDI patients over 65 years of age was approximately 55,000 in 2006 and we believe that CDI incidence is growing in patients worldwide. We believe that the incidence of CDI may be higher than what is currently being reported because many hospitals are not required to and do not report incidents of CDI. For example, a survey conducted in May 2008 through August 2008 by the Association for Professionals in Infection Control and Epidemiology, or APIC, showed that 13 out of every 1,000 inpatients were either infected or colonized with C. difficile (94.4% infected) which is 6.5 to 20 times higher than previous incidence estimates. Additionally, recent reports indicate that the incidence of community-acquired CDI cases may be increasing. For example, a study conducted in one major U.S. city and cited at the 2006 Interscience Conference on antimicrobial Agents and Chemotherapy, or ICCAC, reported that the percentage of CDI cases found to be community-acquired increased from 12% in 2003 to 22% in 2004 and to 29% in 2005.  A recently published survey conducted by a VA hospital in North Carolina showed that 35% patients with CDI experienced onset of the disease in the community. In the community, exposure to CDI is believed to occur through household contacts of persons with diarrhea, or ingestion of contaminated food or soil.  Some animals, including domesticated pets, may also carry CDI.

According to a study cited in the New England Journal of Medicine, the increased rates of CDI and severity of the disease may be caused by a combination of factors, including the excessive use of antibiotics, a growing population over the age of 65 and the impact of new hyper-virulent strains of C. difficile. Recent CDI studies have demonstrated increasing frequency of new hyper-virulent strains, which can increase the risk of clinical failure, recurrence and mortality. The analysis of C. difficile isolates from our first Phase 3 trial presented at the 2009 ICAAC meeting demonstrated that even though the BI hyper-virulent group continues to be dominant in North America, 60% of the strains analyzed belonged to non-BI groups including G, J, K and Y groups. Hyper-virulent strains are also a growing concern in Europe.

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

Oral vancomycin is used in the United States and also in Europe and Japan for the treatment of CDI. As a result of its broad antibacterial activity, intravenously administered vancomycin is frequently used for certain other life-threatening infections caused by multi-drug resistant bacteria such as vancomycin-resistant Enterococci, or VRE. In an effort to slow the continuing emergence of vancomycin-resistant bacteria, the medical community discourages the use of the drug for the treatment of CDI except for patients who are not responding to metronidazole, for patients with severe, life-threatening colitis or for patients with risk factors that are predictive of negative treatment outcomes.  Oral vancomycin’s recommended treatment protocol is 125 mg or 250 mg doses every six hours, for approximately ten days.

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

•                  Bacterial Resistance. Widespread use of oral vancomycin is discouraged for the treatment of CDI in some hospitals due to concerns over the development of cross-resistant bacteria, including VRE, and vancomycin-resistant Staphylococcus, which can also cause other serious nosocomial infections. Furthermore, C. difficile resistance to metronidazole has been reported in at least one study.

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

Potential Fidaxomicin Advantages. Fidaxomicin is a differentiated macrocycle antibiotic consisting of an 18-member ring structure. Fidaxomicin has significant differentiating features, including a narrow antimicrobial spectrum, fast-acting bactericidal activity against C. difficile, minimal systemic exposure and an enduring clinical effect. Based on our clinical and pre-clinical studies of fidaxomicin for the treatment of CDI, we believe fidaxomicin may offer the following advantages:

•                  Demonstrated high potency activity against C. difficile, including hypervirulent strains such as B1/NAP1/027, with low rates of treatment failures and recurrences.  Our two Phase 3 studies provided evidence of a high cure rate and substantially improved recurrence rates and global cure rates compared to Vancocin;

•                  Limited disruption of normal gut flora resulting in a lower likelihood of inducement of CDI recurrence and decreased severity of disease;

•                  Minimal systemic exposure resulting in a favorable safety profile;

•                  Improved outcomes compared to oral vancomycin for CDI patients requiring concomitant antibiotics;

•                  Lower propensity to cause VRE colonization compared to vancomycin;

•                  Faster time to resolution of diarrhea;

•      Evidence of low C. difficile resistance, including hypervirulent strains such as B1/NAP1/027; and

•                  Convenient, twice daily dosing regimen.

Clinical Development

Phase 3 Pivotal Trials.

Second Phase 3 trial. In February 2010, we reported positive top-line results from our second of two Phase 3 clinical trial of fidaxomicin for the treatment of CDI.  This trial was a multi-center, randomized, double-blind trial of fidaxomicin (200 mg q12h) against vancomycin (125 mg q6h) in adult subjects suffering from CDI.  We enrolled 535 adult subjects at more than 100 sites throughout North America and Europe.  The primary endpoint of the study was clinical cure defined as patients requiring no further CDI therapy two days after completion of study medication, as determined by the treating physicians.  The secondary endpoint evaluated CDI recurrence up to four weeks post therapy with recurrence defined as the return of diarrhea associated with CDI confirmed by a positive toxin test.  Global cure, also a secondary endpoint, was defined as patients who were cured and did not have a recurrence during the subsequent four-week period.  We believe that global cure is the most significant outcome in CDI treatment as it indicates a complete cure without the need for further medical treatment related to CDI.  Patients were dosed with either fidaxomicin at 200 mg twice daily (400 mg/day) or Vancocin at its recommended dosing regimen of 125 mg every six hours (500 mg/day) for ten days.

In the second Phase 3 study, 91.7% of patients treated with fidaxomicin in the per protocol population achieved clinical cure versus 90.6% for Vancocin. In addition, only 12.8% of per protocol patients treated with fidaxomicin experienced a recurrence versus 25.3% for Vancocin (p = 0.002).  Per protocol patients treated with fidaxomicin had a global cure of 79.6% which was greater than Vancocin at 65.5% (p = <0.001).   Fidaxomicin was also well-tolerated in the study.  The top-line results from the second Phase 3 trial are summarized in the table below.

Per Protocol (microbiologically evaluable)	Fidaxomicin (200 mg bid)	Vancocin ® capsules (125 mg qid)	P-Value	95% Confidence Interval of Difference
Clinical cure	91.7% (198/216 patients)	90.6% (212/224 patients)	NA	(-4.3, 6.3)
Recurrence	12.8% (23/180)	25.3% (46/182)	0.002	(-20.3, -4.4)
Global Cure	79.6% (172/216)	65.5% (154/235)	<0.001	(5.9, 22.1)

modified Intent-to-Treat (mITT)	Fidaxomicin (200 mg bid)	Vancocin ® capsules (125 mg qid)	P-Value	95% Confidence Interval of Difference
Clinical cure	87.7% (221/252 patients)	86.8% (223/257 patients)	NA	(-4.9, 6.7)
Recurrence	12.7% (28/221)	26.9% (60/223)	<0.001	(-21.4, -6.8)
Global Cure	76.6% (193/252)	63.4% (163/257)	0.001	(5.2, 20.9)

NA = Not Applicable (trial met non-inferiority endpoint)

The Per Protocol (microbiologically evaluable) population is the patient group with CDI confirmed by diarrhea with a positive toxin assay, met all inclusion/exclusion criteria, and that received at least 3 days of therapy if deemed a failure or at least 8 days of therapy if deemed a cure.

The modified Intent-to-Treat population is the patient group that had CDI confirmed by diarrhea with a positive toxin assay and received at least one dose of study medication.

First Phase 3 trial.  In November 2008, we reported positive top-line results from our Phase 2b/3 clinical trial of fidaxomicin for the treatment of CDI.  This trial was a multi-center, double-blind, controlled Phase 3 trial and was the largest single comparative study conducted against Vancocin in CDI. We enrolled 629 adult subjects at more than 100 sites throughout North America.  The primary endpoint of the study was clinical cure defined as patients requiring no further CDI therapy two days after completion of study medication, as determined by the treating physicians.  The secondary endpoint evaluated CDI recurrence up to four weeks post therapy with recurrence defined as the return of diarrhea associated with CDI confirmed by a positive toxin test.  Global cure, an exploratory endpoint in the first Phase 3 trial, was defined as patients who were cured and did not have a recurrence during the four week post-therapy period.  Patients were dosed with either fidaxomicin at 200 mg twice daily (400 mg/day) or Vancocin at its recommended dosing regimen of 125 mg every six hours (500 mg/day) for ten days. In the initial Phase 2b portion of the trial, we enrolled a total of 93 CDI patients at 32 sites. Following an interim blinded safety analysis by an independent data safety monitoring board, we transitioned into a Phase 3 clinical trial in March 2007.

In the first Phase 3 study, 92.1% of patients treated with fidaxomicin in the per protocol population achieved clinical cure versus 89.8% for Vancocin.  In addition, only 13.3% of per protocol patients treated with fidaxomicin experienced a recurrence versus 24.0% for Vancocin (p = 0.004).  Per protocol patients treated with fidaxomicin had a global cure of 77.7% which was greater than Vancocin at 67.1% (p = 0.006).  Fidaxomicin was well-tolerated.  The top-line results from the first Phase 3 trial are summarized in the table below.

Per Protocol (microbiologically evaluable)	Fidaxomicin (200 mg bid)	Vancocin ® capsules (125 mg qid)	P-Value	95% Confidence Interval
Clinical cure	92.1% (244/265 patients)	89.8% (254/283 patients)	NA	(-2.6, 7.1)
Recurrence	13.3% (28/211)	24.0% (53/221)	0.004	(-17.9, -3.3)
Global Cure	77.7% (206/265)	67.1% (190/283)	0.006	(3.1, 17.9)

modified Intent-to-Treat (mITT)	Fidaxomicin (200 mg bid)	Vancocin ® capsules (125 mg qid)	P-Value	95% Confidence Interval
Clinical cure	88.2% (253/287 patients)	85.8% (265/309 patients)	NA	(-3.1, 7.8)
Recurrence	15.4% (39/253)	25.3% (67/265)	0.005	(-16.6, -2.9)
Global Cure	74.6% (214/287)	64.1% (198/309)	0.006	(3.1, 17.7)

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

Further analysis of the results from the first Phase 3 trial demonstrated other potential advantages of fidaxomicin. Specifically, data from the first Phase 3 trial demonstrated that:

•                  in patients with more pronounced diarrhea (diarrhea that did not resolve in the first 24 hours of therapy), fidaxomicin was associated with a faster time to resolution of diarrhea than vancomycin (79 hours versus 105 hours, p=0.056);

•                  in patients who received concomitant antibiotics, those treated with fidaxomicin versus vancomycin had a significantly improved global cure rate (72% versus 50%, p=0.022), lower CDI recurrence rate (23% versus 40%, p=0.061), and higher clinical cure rate (87% versus 77%, p=0.171);

•                  in patients who did not receive either vancomycin or metronidazole in the 24-hour pre-trial enrollment period, the difference in recurrence rate between fidaxomicin and vancomycin was more pronounced than in the overall patient population at 10.9% versus 24.3%, respectively;

•                  CDI recurrence occurred significantly later in patients treated with fidaxomicin with only 3% and 9% recurrence rates versus 14% and 20% recurrence rates for vancomycin, at 10 and 20 days post-treatment, respectively; and

•                  fidaxomicin was less likely than vancomycin to promote VRE colonization in patients treated for CDI, which we believe may be due to inhibitory activity of fidaxomicin against many VRE strains and fidaxomicin’s relative sparing of the intestinal flora including Bacteroides bacteria.  The analysis showed that only 7% of patients treated with fidaxomicin acquired VRE versus 31% of vancomycin-treated patients (p<0.001) from among a subset of 302 CDI patients, 248 of whom had a negative VRE stool sample upon entering the Phase 3 trial.

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

Commercialization

We hold worldwide rights to fidaxomicin.  We plan to submit a NDA to the FDA in the second half of 2010, and we are also preparing a MAA for submission to the EMA in Europe.  In February 2007, we regained worldwide rights to fidaxomicin from Par Pharmaceuticals, Inc., or Par, under a prospective buy-back agreement to develop and commercialize fidaxomicin in North America and Israel.  We may be obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world. We are required to pay the one-time $5.0 million milestone payment after the earliest to occur of (i) the successful completion by us of our second pivotal Phase 3 trial for fidaxomicin, (ii) our grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.   In the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin. In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin. We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. We intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States.

Fidaxomicin — Label Expansion

Oral Suspension Formulation Development. We are developing an oral suspension formulation which complements the existing tablet form of fidaxomicin. This formulation is intended for use with intensive care unit and elderly patients who cannot swallow tablets. We have submitted an IND to pursue development for this potential label indication expansion.

Prevention of VRE/Methicillin-Resistant Staphylococci, or MRS, in CDI. Pre-clinical data indicate that fidaxomicin is active in vitro against antibiotic-resistant Enterococci, including VRE. Enterococci are common bacteria that reside in the GI tract and generally do not pose a serious health risk. However, if Enterococci enter the bloodstream, they can cause serious and life-threatening infections, especially in subjects with weakened immune systems. Vancomycin is considered the last line of defense against such infection. However, growing bacterial resistance to vancomycin has emerged, requiring new therapeutic options.

Biological and stool concentration data from our Phase 1 and 2a CDI treatment trials indicate fidaxomicin may be useful in the prevention of VRE bloodstream infections by minimizing the colonization of these bacteria in the GI tract before they enter the bloodstream. After the completion of our first Phase 3 CDI trial, we reported our analysis related to the propensity of Vancocin and fidaxomicin to promote VRE colonization. The analysis showed that only 7% of patients treated with fidaxomicin acquired VRE versus 31% of vancomycin treated patients (p<0.001) from among a subset of 302 CDI patients, 248 of whom had a negative VRE stool sample upon entering the Phase 3 trial. In addition, 63% of the patients treated with fidaxomicin were found to retain greater than 100,000 Bacteroides bacteria per gram of stool versus only 13% of the vancomycin treated patients (p=0.004). These results provided further evidence that unlike vancomycin, fidaxomicin does not suppress Bacteroides bacteria, which is a major component of the intestinal flora and prevents C. difficile overgrowth. We are continuing to assess whether to conduct a clinical trial to explore VRE prevention in CDI treatment.

We believe second generation fidaxomicin compounds may be useful for the treatment of Staphylococcal infections. Methicillin is a broad-spectrum antibiotic that was previously used to treat infections caused by susceptible gram-positive bacteria, such as Staphylococcus aureus, or S. aureus, and Staphylococcus epidermidis, or S. epidermidis, that would otherwise be resistant to most penicillins.

Pruvel (prulifloxacin)

Overview. We are developing Pruvel for the treatment of infectious diarrhea, including travelers’ diarrhea, a community-acquired infection which can be caused by a broad range of bacteria. We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea. Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. A prodrug is an inactive form of a compound that is converted in the body to an active drug either by spontaneous chemical reaction or through the enzymatic process. Following oral administration, Pruvel is converted to ulifloxacin, which is rapidly bactericidal by killing susceptible bacterial pathogens through inhibition of DNA replication. Ulifloxacin has demonstrated potent broad-spectrum activity against gram-positive and gram-negative bacteria. We have completed two Phase 3 clinical trials of Pruvel for the treatment of travelers’ diarrhea and reported positive top-line data from each study. In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of TLUS compared to placebo. Pruvel was generally well tolerated and had a similar safety profile compared to placebo.  Based upon the results of these two Phase 3 trials we intend to file an NDA for Pruvel in 2010.

We believe that Pruvel will be a differentiated therapeutic option for infectious diarrhea due to its broad and potent activity against gastrointestinal pathogens, favorable safety profile, clinical efficacy and convenient dosing regimen.

In June 2004, we acquired from Nippon Shinyaku Co., Ltd. the exclusive rights to develop and commercialize Pruvel for all indications in the United States. Pruvel has been marketed by other companies in Japan since 2002 to treat a wide range of bacterial infections, including infectious diarrhea, and in Italy since 2004 to treat urinary tract infections, or UTIs, and respiratory tract infections, or RTIs. Other parties have found that prulifloxacin is well-tolerated, as demonstrated by its use in the treatment of more than four million patients. A 1996 investigator-initiated clinical study of prulifloxacin in Japan by a third party for the treatment of infectious diarrhea evaluated the safety and efficacy of prulifloxacin in 122 subjects, with an endpoint of clinical cure, as evidenced by eradication of bacterial pathogens. Prulifloxacin was considered effective in approximately 98% of the 54 subjects evaluated for clinical cure. Prulifloxacin also eradicated the bacterial pathogen in approximately 95% of the 77 subjects evaluated for bacteriological effect. One hundred eight of the 109 subjects evaluated for safety had no adverse effects while one subject experienced a mild rash that was possibly related to prulifloxacin administration, but quickly recovered and continued to receive all scheduled therapy.

Infectious Diarrhea. Infectious diarrhea is associated with an infection caused by bacteria, viruses or parasites. Its symptoms include stomach cramps, vomiting, nausea, fever and headache. Infectious diarrhea is the world’s second-leading cause of morbidity and mortality. It is a significant problem even in the United States where it is often found in otherwise healthy individuals.

Travelers’ diarrhea is infectious diarrhea contracted by the ingestion of contaminated food or water. The CDC estimates that there are approximately 50,000 cases of travelers’ diarrhea each day among the 50 million worldwide annual travelers to developing countries. We estimate that approximately 23 million patients are treated with antibiotics for infectious diarrhea annually in the United States. Bacteria cause approximately 85% of travelers’ diarrhea in most localities, and the majority of these cases involve E. coli, Shigella or Salmonella. Severe infections can cause large fluid loss and result in dehydration and hospitalization. The CDC estimates that 20% to 50% of travelers to high-risk regions (including most of Asia, the Middle East, Africa, Central America and South America) will develop travelers’ diarrhea during a one- to two-week visit. The risk of infection increases with the duration of travel, and infection is possible throughout the world. A study of Americans visiting developing countries found that 46% acquired diarrhea.

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

Pruvel Advantages. We believe that Pruvel will be a differentiated and better therapeutic course for bacterial infectious diarrhea for several reasons, including:

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

•                  Unique Pharmacokinetic Profile. Ulifloxacin, the active metabolite of Pruvel, quickly reached effective concentration levels following a single administration of the drug in patients with profuse diarrhea. Approximately two-thirds of the oral dose of Pruvel remains in the stool after being converted to ulifloxacin while approximately one-third is absorbed and accumulated in tissues and in phagocytes, the white blood cells which engulf bacterial pathogens. Ulifloxacin remains active in these tissues and available in the body to eliminate invasive and intracellular pathogens such as Shigella and Salmonella and invasive forms of E. coli.

•                  Spectrum of Activity. Ulifloxacin has more potent antibacterial activity relative to other antibacterial agents against infectious diarrhea pathogens. In a study published in Antimicrobial Agents and Chemotherapy, ulifloxacin was the most active of nine antibacterial agents tested against a panel of 582 international infectious diarrhea-associated bacteria. The potency of six of these agents against common bacterial pathogens that cause diarrhea is shown below, normalized to the potency of rifaximin:

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

•                  Side Effects. Prulifloxacin has an established and favorable safety profile with minimal potential to produce adverse side effects associated with other treatments for travelers’ diarrhea, such as QT interval prolongation, phototoxicity, or central nervous system effects. In the first phase 3 trial, Pruvel was generally well tolerated and had a similar safety profile compared to placebo.

•                  Convenience and Compliance. If approved, we expect Pruvel will be marketed as therapy for infectious diarrhea with a convenient dosing regimen of one tablet daily for three days.

On-Going Clinical Development and Next Steps. We conducted two Phase 3 clinical trials for the registration of Pruvel in the United States for the treatment of bacterial infectious diarrhea.

•                  Phase 3 Trials. In July 2008, we reported positive top-line data from the first of two Phase 3 trials. The first trial which was conducted in the United States, Mexico and Peru, was initiated in July 2006 and was a randomized, double-blind placebo-controlled clinical trial in which two-thirds of the patients received prulifloxacin in 600 mg doses and one-third of the patients received a placebo. The top-line analysis of data from this study showed that prulifloxacin met the primary endpoint of Time to Last Unformed Stool, or TLUS, in both the modified intent-to treat, or mITT (n=187) and microbiologically evaluable (per protocol; n=165) populations compared to placebo.  The median TLUS for patients treated with Pruvel was approximately 24 hours; this was significantly different from the TLUS for placebo with a p-value of <0.0001.  Pruvel was generally well tolerated and had a similar safety profile compared to placebo.

In February 2009, we reported the top-line analysis of data from the second of two Phase 3 trials. The second trial was also a randomized, double-blind placebo-controlled clinical trial in which half of the patients received prulifloxacin in 600 mg doses and half of the patients received placebo. The primary endpoint of both trials is TLUS. Secondary endpoints include microbiological eradication of the disease pathogen and relief of other disease symptoms. Data from this study showed that Pruvel met the objective of superiority to placebo in the resolution of diarrhea, measured by TLUS in both the mITT (n=200) and microbiologically evaluable (per protocol; n=173 populations compared to placebo.  The median TLUS for patients treated with Pruvel was 32.8 hours; this was significantly different from the TLUS for placebo with a p-value of <0.0001.  We plan on submitting an NDA in 2010.

•                  Proposed Phase 4 Marketing Support Trial. We anticipate that this trial will be a randomized, double-blind clinical trial using ciprofloxacin as a comparator. We plan to initiate this trial subsequent to NDA submission of Pruvel.

Additional Indication for Urinary Tract Infection.  If Pruvel is approved for the treatment of infectious diarrhea, we may seek additional approval of Pruvel for the treatment of uncomplicated UTIs.  According to the American Academy of Family Physicians, annual health care costs associated with UTIs in the United States exceed $1 billion. In the United States, each year there are between 6 to 8 million cases of uncomplicated cystitis caused by Escherichia coli, a bacterium that represents 70% to 95% of all uncomplicated UTIs.  We believe Pruvel’s advantages, (including its broad spectrum and potent activity against urinary bacteria, safety and anticipated short course therapy of once daily for 3 days) would be a welcomed therapeutic option for the treatment of uncomplicated UTIs.  Pruvel is currently approved as therapy for complicated and uncomplicated UTIs in Italy and Japan.  Pruvel was compared to ciprofloxacin as therapy for uncomplicated cystitis in a 251-female patient, double-blind trial that was conducted in Europe by third parties.  Even as a single dose (1 tablet of Pruvel 600 mg), the rate of microbiological eradication 5 to 7 days post-treatment was 97.2% and the clinical outcome success rate during the same period was 98.1%. These results demonstrated that the efficacy, safety and tolerability of Pruvel was comparable to that of ciprofloxacin, and confirmed the results from a similar study comparing Pruvel to pefloxacin in 239 patients.

OPopS Drug Discovery

Our OPopS drug discovery platform enables the rapid synthesis of a wide array of carbohydrate containing compounds, from small molecules, to peptides, to complex oligosaccharides, large molecules containing a small number of simple sugars. We acquired worldwide rights to this technology from TSRI, in July 1999. We have built approximately 500 carbohydrate building blocks, and are able to rapidly and reliably produce a wide variety of carbohydrate-based molecules.  Key components of our OPopS technology are:

•                  GlycoOptimization. This process enables the modification of a carbohydrate group on an existing drug to improve its therapeutic properties such as potency and pharmacokinetics.

•                  De Novo Glycosylation. This process enables the addition of new carbohydrate groups  on an existing drug to create new, patentable compounds through improvement of pharmacokinetics.

We intend to continue using our OPopS technology to develop a pipeline of promising new drug candidates for the treatment of various diseases, including infectious disease.

Other Pipeline Product Candidates

In addition to fidaxomicin and Pruvel which we are developing internally, we have also licensed rights to others to develop and commercialize our other product candidates in order to maximize their potential.  These product candidates are as follows:

CEM-101 (OP-1068): Macrolide and Ketolide Antibiotics

Macrolide antibiotics have been marketed for the treatment of upper and lower respiratory tract infections.  Macrolides such as erythromycin and azithromycin, and ketolides, such as telithromycin, are related classes of antibiotics which have strong gram-positive activity and inhibit bacterial growth.  However, an increasing number of pathogens are now resistant to currently available macrolides and ketolides.  The leading product candidate developed with our discovery technology, including glycooptimization, CEM-101 (OP-1068), was effective against these resistant bacterial strains according to a pre-clinical study conducted by the Institute for Medical Microbiology.  This product candidate has shown to possess potent activity against multi-drug resistant Streptococcus pneumoniae and Streptococcus pyogenes, common RTI pathogens.  The pre-clinical study also showed that CEM-101 was orally active with potent efficacy in animal models after once-a-day administration.  Cempra has licensed from us a library of approximately 500 macrolides related to this product candidate.  Cempra has completed a Phase 1 clinical trial with CEM-101 and has announced preparations for a Phase 2 trial in moderate to severe community-acquired bacterial pneumonia.

Products being develop by OBI

Overview.  In October 2009, we entered into a number of transactions involving OBI, in which we sold 40% of our existing equity in OBI.  In connection with these transactions, we assigned to OBI certain of our patent rights and know-how related to OPT-88, a disease-modifying intra-articular therapy for osteoarthritis which we licensed from TSRI and OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from MSKCC. We also assigned to OBI our rights and obligations under the related license agreements with TSRI and MSKCC.

OPT-88: A Therapy for Osteoarthritis.  OBI is developing OPT-88 as a disease-modifying intra-articular therapy for osteoarthritis. Osteoarthritis is caused by the breakdown and eventual loss of the cartilage of one or more joints in the body. Key symptoms include pain in joints such as knees, hips and fingers, inability to walk or bear weight and infection surrounding such joints. According to the National Institute of Arthritis and Musculoskeletal and Skin Diseases, osteoarthritis is one of the most common types of joint diseases and is estimated to affect 33 million people in the United States in 2006. Pre-clinical studies of OPT-88 indicate reduced erosion of knee cartilage and a reduction of pain for up to nine days after a single injection. With its disease-modifying activity and tolerability profile, OPT-88 represents a potentially new intra-articular therapy, and we believe it is a significant product opportunity for the osteoarthritis market.

In vitro studies of OPT-88 in human cell cultures have shown that it significantly stimulates restoration of joint cartilage. Animal studies demonstrated a reduced pathology and reduction in the erosion of knee cartilage. We held a pre-Investigational New Drug application, or pre-IND, meeting with the FDA in the first quarter of 2008 and OBI is currently evaluating the development plan for OPT-88.

OPT-822/OPT-821: A Cancer Immunotherapy.  OBI is also developing OPT-822, a carbohydrate-based immunostimulant therapy, combined with adjuvant therapy OPT-821, for the treatment of metastatic breast cancer. According to the American Cancer Society, breast cancer was the second most common form of cancer among women in the United States, with more than 250,000 new cases and more than 40,000 deaths in 2008. The survival rate for patients with metastatic breast cancer remains limited, with a median survival of two to three years and a five-year survival rate of 21% for those patients diagnosed with late-stage cancer that has metastasized to other parts of the body. Carbohydrate antigens are known to stimulate the immune response against cancer cells in the body.  We have applied our OPopS technology to manufacture effectively complex carbohydrate cancer antigens, including Globo-H, a prominent antigen in breast cancer cells, and sialyl Lewis a, an antigen in breast and small lung cancer cells.  OPT-822 is a novel cancer immunotherapy and is composed of Globo H linked to a protein carrier.

MSKCC completed Phase 1 safety studies of OPT-822 in prostate cancer patients and breast cancer patients in 1999 and 2001, respectively.  In these studies, OPT-822 appeared to be well tolerated and to stimulate response to tumor antigens.  Eighteen of 27 metastatic breast cancer patients treated with OPT-822 in the studies survived after five years.  OBI currently plans to initiate a Phase 2/3 clinical trial in Asia to evaluate the clinical efficacy of OPT-822 combined with OPT-822’s adjuvant, OPT-821.

Our Strategy

Our principal objective is to become a leading biopharmaceutical company focused on the discovery, development and commercialization of innovative anti-infective compounds, with an initial focus on gastrointestinal infections and related diseases.  To achieve these objectives, our strategy includes the following key elements:

•                  Build a branded anti-infective franchise through current and in-licensed product candidates.  We currently have two late-stage antibiotic product candidates, fidaxomicin for the treatment of CDI, and Pruvel for the treatment of infectious diarrhea.  We also intend to develop these two lead products for additional indications and selectively in-license additional anti-infective compounds for development and/or commercialization.  In addition, in order to maximize the value of our franchise, we intend to opportunistically seek partners to commercialize our product candidates outside of our core markets.  We believe our management’s industry knowledge and contacts will be a significant advantage in executing this part of our strategy.

•                  Develop our lead product candidates for clinical and regulatory approval.  We are currently focusing our resources on developing fidaxomicin and Pruvel.  Fidaxomicin potentially offers significant advantages over existing therapeutics for CDI, a serious and growing hospital acquired illness.  Pruvel also potentially offers significant advantages over existing therapeutics for infectious diarrhea and has an extensive record of safety and efficacy, having been used in over four  million patients in Europe and Japan.  We reported the positive results of our two fidaxomicin Phase 3 trials and we plan to submit an NDA in the U.S. in the second half of 2010 and a Marketing Authorization Application, or MAA, in Europe as soon as practical.  We reported the positive results of our two Pruvel Phase 3 trials and we plan to file an NDA in 2010.

•                  Build marketing and sales capabilities in our core markets.  Our objective is to market innovative antibiotics in areas of unmet medical needs for the treatment and prevention of nosocomial and serious community-acquired infections.  Specifically, we initially plan to commercialize and develop fidaxomicin and Pruvel in key defined markets.  In order to achieve these goals, we intend to develop our own marketing organization and sales force, as well as evaluate partnering alternatives to commercialize our product candidates.

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

Marketing and Sales

We currently have a limited marketing organization and do not have a sales organization for the marketing, sale and distribution of pharmaceutical products.  We plan to develop a sales organization internally and/or through collaborations with third parties.  We hold worldwide rights to fidaxomicin and rights to commercialize Pruvel in the United States. Assuming approval by the FDA, we currently plan to build our own marketing and sales force for fidaxomicin in the United States and are evaluating our commercialization options for Pruvel in the United States.  We plan to seek collaborations with one or more third parties for the commercialization of fidaxomicin outside of the United States.  In the United States, we plan to target our marketing and sales of fidaxomicin to hospital-based and long-term care physicians, including gastroenterologists, infectious disease specialists and internists.  We plan to selectively target the marketing and sales of Pruvel to high-prescribing physicians of antibiotics for infectious diarrhea.

We have also established a medical affairs group to introduce our product candidates to key opinion leaders in CDI and healthcare professionals focusing on infectious diseases and gastroenterology.

Collaborations, Commercial and License Agreements and Grants

Par Pharmaceutical, Inc.  In February 2007, we repurchased the right to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  As a result of the prospective buy-back agreement, we now hold worldwide rights to fidaxomicin.  We may be obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  We are required to pay the one-time $5.0 million milestone payment after the earliest to occur of (i) the successful completion by us of our second pivotal Phase 3 trial for fidaxomicin, (ii) our grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.   In the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.  The agreement also includes a mutual release between the parties and our indemnification of Par for actions related to fidaxomicin, the agreements assigned to us by Par and certain other matters.

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

Nippon Shinyaku.  In June 2004, we entered into a license agreement with Nippon Shinyaku.  Under the terms of the agreement, we acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense) within the United States to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.

Under the terms of the agreement, we paid Nippon Shinyaku a $1.0 million upfront licensing fee and will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the submission of a NDA for Pruvel in the United States.  We also agreed to exclusively purchase Pruvel from Nippon Shinyaku and to purchase a certain amount of Pruvel annually that is to be mutually agreed upon by us and Nippon Shinyaku, commencing in the year of the first commercial sale of Pruvel in the United States.  If Nippon Shinyaku is unable to supply us with the required amount of Pruvel, then Nippon Shinyaku is obligated to grant us a non-exclusive, worldwide license to make or have made Pruvel, in which event we will owe Nippon Shinyaku a royalty based on the amount of net sales of Pruvel generated by us and our sublicensees.  Additionally, we will owe Nippon Shinyaku certain royalties based on the amount of net sales of Pruvel less the amount of Pruvel we buy from Nippon Shinyaku.

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

Cempra Pharmaceuticals, Inc.  In March 2006, we entered into a collaborative research and development and license agreement with Cempra, a biotechnology company focused on anti-infectives.  We are collaborating with Cempra to discover, develop and commercialize drugs based on macrolide and ketolide compounds.  We granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations, or ASEAN, countries as of the effective date of the agreement, with the right to sublicense, our patent and know-how related to our macrolide and ketolide antibacterial program, several other pre-clinical compounds and our related proprietary technology.  Cempra is responsible for many of the costs associated with the development and commercialization of product candidates arising under the agreement, including manufacturing, marketing and sales costs.  As partial consideration for granting Cempra the license, we obtained equity interest in Cempra.   We will be entitled to receive milestone payments as product candidates are developed and/or co-developed by Cempra.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  The aggregate amount of such milestone payments we may receive is based in part on the number of products developed under the agreement and can exceed $24.5 million.  We will also be entitled to receive royalty payments based on a percentage of net sales of licensed products.  In consideration of the foregoing, Cempra will be entitled to receive milestone payments of $1.0 million from us for each of the first two products we develop which receive regulatory approval in ASEAN countries as well as royalty payments on the net sales of such products.

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

OBI.  In October 2009, we entered into certain transactions involving OBI, then our wholly-owned subsidiary, to provide funding for the development of two of our early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which we assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, we also assigned, and OBI assumed, our rights and obligations under related license agreements with MSKCC and TSRI.  Under this agreement, we are eligible to receive up to $10 million in milestone payments for each product developed under the development programs and are also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by us to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements.

To provide capital for OBI’s product development efforts, we and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, we sold 40 percent of our existing OBI shares to the same group of new investors, and we and the new investors also purchased new OBI shares.  Also under the financing agreement, if OBI achieves certain development milestones in the future, we and the new investors will be obligated to invest approximately an additional $8.6 million and $5.7 million, respectively, in exchange for new OBI shares.  Following the sale of our existing OBI shares and the initial investments in exchange for new OBI shares, we currently maintain a 60 percent ownership interest in OBI.

INC Research, Inc.  In November 2005, we entered into a master services agreement with INC Research, Inc., formerly known as Advanced Biologics, which was subsequently amended in January 2006.  Under the terms of the agreement, INC Research will, from time to time, at our request and pursuant to separate work orders, perform research and/or administrative services in connection with certain of our clinical trials, including trial management, data collection, statistical programming or analysis, quality assurance auditing, scientific and medical communications, regulatory affairs consulting, regulatory submissions and strategic consulting.  Pursuant to the master services agreement, we have issued work orders totaling $46.2 million to-date for services.  Unless extended by the mutual agreement of the parties, the master services agreement will terminate on November 16, 2012.  We may terminate the master services agreement at any time and for any reason, upon 30 days’ prior notice to INC Research.

NIH Small Business Innovation Research Award.  In September 2007, we received an award from the National Institute of Allergy and Infectious Diseases, or NIAID, for a maximum amount of $3 million over three years. This award is renewable for $1 million each year until August 2010.  The award will be used to conduct supplementary studies with fidaxomicin to confirm a narrow spectrum activity and potency of fidaxomicin against hyper-virulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare the activity of fidaxomicin with existing CDI treatments.

Memorial Sloan-Kettering Cancer Center.  In July 2002, we entered into a license agreement with MSKCC, to acquire, together with certain non-exclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies, which includes OPT-822.  As partial consideration for the licensing rights, we paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of our common stock. In anticipation of the various transactions involving OBI which we completed in October 2009, we assigned our rights and obligations under this agreement to OBI.   Under the agreement, which was amended in June 2005, OBI may owe MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the submission of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, but only to the extent that we, and not a sublicensee, achieve such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

The Scripps Research Institute. In July 1999, we acquired exclusive, worldwide rights to our OPopS technology from TSRI.  This agreement includes the license to us of patents, patent applications and copyrights related to our OPopS technology.  We also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.

Under the four agreements with TSRI, we paid TSRI license fees consisting of an aggregate of 239,996 shares of our common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  Additionally, under each agreement, we owe TSRI royalties based on net sales by us, our affiliates and sublicensees of the covered products and royalties based on revenue we generate from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the four agreements, we also will owe TSRI payments upon achievement of certain milestones.  In three of the four TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments we may be required to pay TSRI under all four TSRI agreements is approximately $14.0 million. In anticipation of the various transactions involving OBI which we completed in October 2009, we assigned our rights and obligations under one of these agreements related to osteoarthritis to OBI.

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

Par assigned to us its contract with Biocon to manufacture clinical trial supplies of the API for fidaxomicin in February 2007 in connection with our repurchase of rights to fidaxomicin for North America and Israel. We contracted with Patheon Inc. to manufacture the drug product supplies used to complete our Phase 3 clinical trials for fidaxomicin.  The manufacturing facilities of Biocon and Patheon have been approved by the FDA for other companies’ drug products, however, neither Biocon’s nor Patheon’s facilities have yet been approved by the FDA for the manufacture of our fidaxomicin drug supplies. We may contract with other third-party contract manufacturers for additional commercial supply of fidaxomicin API and fidaxomicin drug product for commercial sale.

In June 2004, as part of our license agreement for exclusive rights to develop and commercialize Pruvel in the United States, we entered into a supply agreement with Nippon Shinyaku for the manufacture and supply of the API for Pruvel.  In turn, Nippon Shinyaku contracts with Juzen Chemical Co. for the manufacture of the API for Pruvel.  The tablets used in our Phase 3 clinical trials for Pruvel were manufactured by Angelini ACRAF, or Angelini.  We have also contracted with Patheon for development services related to Pruvel tablet manufacturing. We are in discussion with Angelini, Patheon and other contract manufacturers for the manufacturing, packaging and labeling of Pruvel for commercial sale in the United States.  The manufacturing facilities of Juzen and of Patheon have been approved by the FDA for other companies’ drug products, however, neither Juzen’s nor Patheon’s facilities have been approved for the manufacture of our Pruvel drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA for the manufacture of any drug.

We have used both in-house capabilities and outside third-party cGMP manufacturers for the preparation of compounds for pre-clinical development and for the manufacture of limited quantities of finished products for clinical development.  We have developed a proprietary synthetic process in our laboratories for Globo-H, the carbohydrate portion of OPT-822.  Third parties with cGMP facilities have manufactured OPT-822 for clinical trials.  We also expect that OBI will use third-party cGMP manufacturers for the production of the adjuvant, OPT-821, as well as for the production OPT-88.

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business.  We seek patent protection in the United States and internationally for our product candidates and other technology where available and when appropriate.  Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business.  In addition, we use license agreements to selectively convey to others, rights to our own intellectual property.  We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.  We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.  For this and more comprehensive risks related to our intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property.”

We have established and continue to build proprietary positions for our pipeline product candidates and technology in the United States and abroad.  We have built a portfolio of more than 100 patents and patent applications that we either own or have licensed around our key products and technologies.  As of February 19, 2010, this portfolio included 3 issued U.S. patents and 13 pending U.S. patent applications.  Foreign counterparts to these included 14 issued patents and 78 pending patent applications.  Of the more than 100 patents and patent applications that we own or license, as of February 19, 2010, 30 were owned or licensed by OBI.

For our lead product candidate fidaxomicin, we have two issued U.S. patents and ten U.S. pending patent applications.  We also have two issued foreign patents and 63 pending foreign counterparts in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, India, New Zealand, Taiwan, Mexico and Brazil.  The issued patents cover a specific polymorphic form and specific manufacturing methods and expire in 2027 and 2023, respectively.  The pending patent applications, if issued, may cover the composition of matter, an additional polymorphic form, methods of use and pharmaceutical formulations containing the various components and would expire between 2023 and 2027.  For our other product candidate Pruvel, we have licensed one issued U.S. patent from Nippon Shinyaku which covers the compound prulifloxacin, however, this patent expired in February 2009. Another U.S. patent covering the novel polymorphic form of the key intermediate in the manufacturing process was issued in 2009 and will expire in 2023.   The remainder of our patents and patent applications, and licensed patents and patent applications, relate to our other products and technology, and expire between 2015 and 2023.

Government Regulation and Product Approval

FDA Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and antibiotics.  All of our products will require regulatory approval by governmental agencies prior to commercialization.  In particular, pharmaceutical drugs are subject to rigorous pre-clinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries.  In the United States, various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products.  The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources.  Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed.  Furthermore, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Before testing any compounds with potential therapeutic value in human subjects in the United States, we must satisfy stringent government requirements for pre-clinical studies.  Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.  Pre-clinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials.  These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in human volunteers. In order to test a new drug in humans in the United States, an IND must be submitted to the FDA.  The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions significant enough to merit a clinical hold, in which case, the IND sponsor and the FDA must resolve any outstanding concerns before a hold is lifted and clinical trials can proceed.

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

•                  Phase 3.  In Phase 3 clinical trials, often referred to as pivotal or registration clinical trials, the drug is usually tested in one or more controlled, randomized trials comparing the investigational new drug to an approved form of therapy or placebo in an expanded and well-defined patient population at multiple clinical sites.  The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regimen as compared to a placebo or an approved standard therapy in defined patient populations with a given disease and stage of illness.

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

Fast Track Products Designation

The FDA has granted Fast Track status for fidaxomicin in the treatment of CDI.  The FDA’s Fast Track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for their condition.  Under Fast Track designation, the FDA may initiate review of sections of an NDA before the application is complete.  This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees.  However, the time period specified in the Prescription Drug User Fee Act, which governs the time period goals the FDA has committed to for reviewing an application, does not begin until the complete application has been submitted.  The Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.  Participation in the Fast Track program does not eliminate any phase of clinical studies.  Additionally, in some cases, a Fast Track designated product may also qualify for priority review, or review within a six-month target time frame from the time an NDA is accepted for filing.  A Fast Track designated product would ordinarily meet the FDA’s criteria for priority review.  We cannot guarantee any of our products will obtain priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures.

Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat infectious disease.  Many of these companies have significantly greater financial, manufacturing, marketing and product development resources than us.  Additionally, many of these companies have substantially greater experience developing, manufacturing and commercializing drugs which may allow them to bring their products to market quicker than we can.  Several pharmaceutical and biotechnology companies have already established themselves in the markets for the treatment of CDI and/or infectious diarrhea and many additional companies are currently developing products for the treatment of CDI and/or infectious diarrhea, which we expect will compete with fidaxomicin and Pruvel if approved for marketing.  Potentially significant competitors to fidaxomicin and Pruvel, both currently marketed and in clinical development, include the following:

Product	Stage of Development	Company
Fidaxomicin Competitors
Flagyl™/metronidazole	Marketed	Pfizer, Sanofi-Aventis and generics
Vancocin™/oral vancomycin	Marketed	Viropharma and generics
Xifaxan™/rifaximin	Phase 3	Salix and generics
Ramoplanin	Phase 2 completed	Nanotherapeutics
ACAM-Cdiff (vaccine)	Phase 2	Sanofi-Pasteur
MDX-066/ MDX-1388 (antibodies combination)	Phase 2	Medarex/Merck
CB-183,315	Phase 1 completed	Cubist

Pruvel Competitors
Cipro™/ciprofloxacin	Marketed	Bayer and generics
Zithromax™/azithromycin	Marketed	Pfizer
Xifaxan™/rifaximin	Marketed	Salix and generics
Bactrim™/Septra™/TMP/SMX	Marketed	Roche and generics
Vibramycin™/doxycycline	Marketed	Pfizer and generics
Levaquin™/levofloxacin	Marketed	Johnson & Johnson
Campy jejuni vaccine	Phase 2 completed	ACE BioSciences
Rifamycin SV MMX®	Phase 2 completed	Santarus

Research and Development

Our research and development efforts are primarily focused on developing fidaxomicin and Pruvel and our other product candidates.  Our research and development expense was approximately $33.7 million, $29.0 million and $41.6 million in years 2009, 2008 and 2007, respectively.  Research and development expenses in 2007 include the one-time termination payment of $20 million related to the prospective buy-back agreement with Par, and the $1.9 million fidaxomicin clinical supply material and active pharmaceutical ingredient which we purchased from Par.

Employees

As of March 1, 2010, we employed 69 persons, 19 of whom hold Ph.D., M.D. or DVM degrees.  Thirteen employees were engaged in discovery research, 33 in clinical research and regulatory affairs, four in commercial and corporate development and 19 in support administration, including finance, information systems, facilities and human resources.  None of our employees is subject to a collective bargaining agreement.  We consider our relations with our employees to be good.

Item 1a. Risk Factors

Risks Related to Our Business

We are a company with limited sources of revenue, and we are largely dependent on the success of our lead product candidate fidaxomicin and, to a lesser degree, our other lead product candidate Pruvel.

We are a biopharmaceutical company with no products approved for commercial sale and, to date, we have not generated any revenues from product sales.  Our ability to generate future revenues depends heavily on our success in:

•                  developing and securing U.S. and/or foreign regulatory approvals for fidaxomicin and Pruvel and, to a lesser extent, other product candidates;

•                  commercializing, alone or with a partner, any product candidates for which we receive approval from the FDA and/or comparable foreign regulatory authorities; and

•                  generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

Our product candidates will generally require extensive clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We have not submitted an NDA, or received marketing approval for either fidaxomicin or Pruvel, and we cannot be certain that either of these product candidates will receive regulatory approval or be successful in any future clinical trials.  If we do not receive regulatory approval for and successfully commercialize fidaxomicin and Pruvel, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

We believe our initial success will be more dependent on fidaxomicin than Pruvel, because we believe that the market for the treatment of CDI is larger than the market for the treatment of infectious diarrhea.  Even if we successfully obtain regulatory approval to market fidaxomicin or Pruvel, our revenues for either drug candidate will be dependent upon the size of the markets in the territories for which we have commercial rights and our ability to successfully commercialize our drug candidates in those markets, either alone or with a partner.  If the markets for the treatment of CDI or infectious diarrhea are not as significant as we estimate or we are otherwise unsuccessful in commercializing our drug candidates, our business and prospects will be harmed.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We experienced significant operating losses since our inception in 1998.  As of December 31, 2009, we had an accumulated deficit of approximately $175.5 million.  We have generated no revenues from product sales to date.  We have funded our operations through December 31, 2009 from the sale of approximately $202.4 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we prepare submissions for regulatory approval of our lead product candidates, build our marketing and sales capabilities and continue our clinical trial and research and development initiatives.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize fidaxomicin and Pruvel or develop and commercialize our other product candidates, or continue our other research and development programs.

We will require additional capital to commercialize our current lead product candidates, fidaxomicin and Pruvel.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Since 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the government take-over, bankruptcy, failure, collapse or sale of various financial institutions.  These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We currently plan to build our own marketing and sales force for fidaxomicin in the United States and are evaluating our commercialization options for Pruvel in the United States, and we are seeking one or more partners for the commercialization of fidaxomicin outside of the United States.  We cannot be certain that we will be successful in attracting any such partners.  If we were not able to find appropriate partners for the continued development and commercialization of fidaxomicin, or our other product candidates, we would either have to delay further development and commercialization initiatives,  which would harm our business and prospects, or raise significant additional funds to develop clinical and commercialization capabilities internally.

We are subject to a number of additional risks associated with our dependence on collaborations with third parties.  Conflicts may arise between us and collaborators, such as conflicts concerning the payment or reimbursement of development and commercialization costs, the strategies for developing and commercializing product candidates subject to the collaboration, the achievement of milestones, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration or the interpretation of clinical data.  If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests.  Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of fidaxomicin, and our other product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

•                  reductions in the payment of royalties or other payments we believe are due pursuant to the applicable collaboration arrangement or agreement;

•                  uncertainties regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations and commercializing such rights;

•                  delays in further development or commercialization activities by us or a collaborator if we and a collaborator are unable to agree on development or commercialization activities or the associated costs of these activities;

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

We may also experience delays in submitting NDAs to the FDA and/or delays in the FDA review of our NDA submissions.  If we experience difficulty or delays in acquiring and assembling the extensive information needed to support an NDA filing for fidaxomicin or Pruvel, our NDA submissions with respect to these product candidates may be impaired or delayed, which could negatively impact our or a collaborator’s ability to successfully commercialize these product candidates.  After we submit an NDA filing with the FDA, we may also experience delays in the FDA’s review process.  As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for fidaxomicin or Pruvel, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are filed with the FDA around the same time period.

Even if our product candidates receive regulatory approval, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use.  In such an event, our ability to generate revenues from such products would be greatly reduced and our business would be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider our applications for substantive review or may form the opinion after review of our data that our applications are insufficient to allow approval of our product candidates.  If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  For example, we intend to rely in part on certain legacy data from a third party to support an NDA for Pruvel. If the FDA deems this data to be insufficient, it may delay our filing of a NDA for Pruvel and could require us to complete additional studies.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects.

Even after we complete our planned clinical trials and other studies, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the results of our clinical trials and other studies may not demonstrate to the satisfaction of or meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for any indication;

•                  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or other studies;

•                  the  results of our clinical trials or other studies may not demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  the results of our clinical trials or other studies may not demonstrate that a product candidate presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•                  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or other studies;

•                  the data collected from clinical trials and other studies of our product candidates may not be sufficient to support the submission of an  NDA or other submission or to obtain regulatory approval in the United States or elsewhere; and

•                  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical and other study data insufficient for approval.

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

Although the FDA has granted Fast Track status to fidaxomicin and selected it for participation in a CMA Pilot 2 Program, we cannot be certain that we will receive any benefits from these designations or that the designations will expedite regulatory review or approval of fidaxomicin.  Participation in these programs has not eliminated any phase of clinical development.  Moreover, our participation in the CMA Pilot 2 Program has involved and will continue to involve frequent discussions and other interactions with the staff of the FDA.  These frequent discussions could subject fidaxomicin to a greater level of scrutiny than it might otherwise have received or require us to make more frequent submissions and endure other burdens that would have been avoided if we had not participated in the program.  Therefore, despite any potential benefits of fidaxomicin’s Fast Track and CMA Pilot 2 Program designations, significant uncertainty remains regarding the clinical development and regulatory approval process for fidaxomicin.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is uncertain.  Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, sub-analysis of clinical trial data may reveal limitations of our product candidates even though top-line results are positive.  The type and amount of clinical data necessary to gain regulatory approval for our product candidates may also change during or after completion of our clinical trials or we may inaccurately characterize such requirements.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.

We have in the past experienced delays in clinical trials of our product candidates and we may experience delays in future clinical trials.  For example, we are planning to conduct a registration study for other formulations and proof-of-concept clinical trials for other indications of fidaxomicin and intend to conduct a study subsequent to NDA submission to compare fidaxomicin to metronidazole for the treatment of CDI.  We also intend to conduct a Phase 4 trial of Pruvel subsequent to NDA submission to compare Pruvel to ciprofloxacin for the treatment of infectious diarrhea. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.

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

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In our Phase 3 clinical trials of fidaxomicin, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with Pruvel have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  The FDA recommended that we conduct a study to determine the effect, if any, of Pruvel on the prolongation of the QT interval, a condition that is associated with potentially life-threatening cardiac arrhythmias.  In response to the FDA’s recommendation, we have completed a QT interval study of Pruvel and we plan to include the data from such QT interval study in our NDA filing to the FDA.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs, such as INC Research, to provide monitors for and to manage data for our clinical programs.

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

In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical programs.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated or may have to be repeated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.  As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have rights in international markets, our market opportunities will be limited.

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of fidaxomicin for which we currently have exclusive worldwide marketing rights.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, if our planned MAA for fidaxomicin is rejected or unanticipated concerns are raised by the EMA during its review, a subsequent NDA submission for fidaxomicin could be negatively impacted. Other than Pruvel, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates is approved for sale in any international market for which we have rights. If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

We currently have no sales organization and have no experience as a company in marketing drug products.  If we are unable to expand our marketing capabilities and establish sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.

We currently have a limited marketing organization and do not have a sales organization for marketing, sales and distribution of pharmaceutical products. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We plan to build our own marketing and sales force to commercialize fidaxomicin in the United States and are seeking third-party partners outside of the United States. We own exclusive rights to commercialize Pruvel in the United States, and are evaluating our commercialization options for Pruvel in the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We do not currently have sufficient funds to develop a sales force and other resources that we believe would be necessary to adequately market fidaxomicin and Pruvel in the United States. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We may not be able to enter into acceptable agreements to commercialize fidaxomicin outside of the United States or if, needed, adequately build our own marketing and sales capabilities.

If appropriate regulatory approvals are obtained, we intend to commercialize fidaxomicin outside of the United States through collaboration arrangements with third parties.  We may be unable to enter into collaboration arrangements in international markets.  In addition, there can be no guarantee that if we enter into these collaboration arrangements with other parties that they will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements, we may need to develop our own marketing and sales force to market fidaxomicin in a number of countries in Europe and Latin America to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians and do not currently have sufficient funds to develop an adequate sales force in these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, we will have to rely solely on Pruvel and earlier stage product candidates for any future revenues, and our ability to achieve and sustain profitability will be materially harmed.

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

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin active pharmaceutical ingredient and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, as well as Angelini and Patheon, to manufacture Pruvel drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

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

In addition, in July 2008 the FDA notified makers of fluoroquinolone antimicrobial drugs for systemic use that a boxed warning is necessary for those products due to the risk of tendonitis and tendon rapture.  As prulifloxacin, the generic name for Pruvel, is a fluoroquinolone antibiotic it may be required to carry a black box warning.  Although these risks have been described for years on the product label of many fluoroquinolones, the increased awareness of this risk may impact the market potential for the fluoroquinolone class of antibiotics, including prulifloxacin.  Furthermore, because prulifloxacin has already been marketed by other companies outside the United States to treat a wide range of bacterial infections, including infectious diarrhea, urinary tract infections  and respiratory tract infections, patients may be able to obtain prulifloxacin from these other companies, and not from us, if prulifloxacin is approved in the market where the patient is located.  We have rights to Pruvel only in the United States.  These patients may obtain prulifloxacin in these other markets from other companies even if these patients are from the United States.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.

A key element of our strategy is to commercialize a portfolio of new anti-infective products in addition to fidaxomicin and Pruvel.  As a significant part of our growth strategy, we intend to develop and commercialize, independently and/or through collaboration partners, additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we or our collaborators are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we or our collaborators will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize, independently and/or through collaborators, viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow fidaxomicin and Pruvel, and our business prospects would be significantly harmed.

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

Our license agreement with Nippon Shinyaku provides us with an exclusive license to develop and commercialize Pruvel for any indication in the United States, with a right to sublicense to third parties.  In the event Nippon Shinyaku is not able to supply us with Pruvel, the license agreement provides us with a non-exclusive, worldwide right and license to manufacture or have Pruvel manufactured for us.  Either we or Nippon Shinyaku may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice.  In addition, we are entitled to terminate the agreement in the event that the FDA compels us to cease sales of Pruvel in the United States.  If our license agreement with Nippon Shinyaku terminates, we will lose our rights to develop, manufacture and commercialize Pruvel and our potential revenues would be limited.  Similarly, if our agreement with the Scripps Research Institute, or TSRI, for the license of our OPopS technology is terminated, we will not be able to further develop future product candidates using our OPopS technology, and our third party licensees may be unable to continue development of our existing out-licensed product candidates.

We rely on our majority-owned subsidiary, OBI, for the development of certain of our product candidates.

In October 2009, we completed a number of transactions involving our subsidiary, OBI, including the sale of 40% of our ownership interest in OBI to various third party investors.  In connection with these transactions, we assigned to OBI, and OBI assumed from us, our rights and obligations under our license agreement with MSKCC related to our OPT-88 product candidate and our rights and obligations under one of our license agreements with TSRI related to our OPT-822/821 product candidate.  We also assigned to OBI certain of our intellectual property and know-how related to these two product candidates. In exchange for these assignments, we have the right to receive certain milestone or royalty payments relating to these product candidates.

We cannot assure you that OBI will successfully advance the development of OPT-88 or OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreements with MSKCC and TSRI, these agreements may be terminated and we may not be able to re-assume our rights under them.  If the agreements with MSKCC and/or TSRI were terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-88 and/or OPT-822/821, respectively.  Moreover, the addition of third party investors in OBI has also diminished our ability to control OBI, which is now subject in some respects to the rights of the third party minority stockholders.  In the future, additional equity financings or other issuances of equity securities or securities convertible into equity by OBI may further reduce our ownership position in OBI and we may not maintain a controlling interest in OBI.  To the extent that we do not maintain a controlling equity interest in OBI in the future, we would have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-88 and OPT-822/821 and complies with its obligations under the MSKCC and TSRI agreements.  Finally, OBI will need additional funds to further develop and commercialize, if ever, OPT-88 and OPT-822/821, and OBI may not be able to secure adequate funding at all or on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-88 and OPT-822/821, we will not receive milestone or royalty payments with respect to these product candidates, and the value of our OBI equity position would likely diminish.

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

We are a small company with 69 employees as of March 1, 2010.  To commercialize our product candidates or commence new clinical trials, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•                  others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our issued patents and pending patent applications or licensed patents and pending patent applications, or for which we are not licensed under our license agreements;

•                  others may be able to make competing pharmaceutical formulations containing our product candidates or components of our product formulations that are either not covered by the claims of our issued patents or licensed patents, not licensed to us under our license agreements or are subject to patents that expire;

•                  we or our licensors might not have been the first to make the inventions covered by our issued patents and pending patent applications or the pending patent applications and issued patents of our licensors;

•                  we or our licensors might not have been the first to file patent applications for these inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  it is possible that our pending patent applications or our licensed patent applications will not result in issued patents;

•                  our issued patents and pending patent applications or the pending patent applications and issued patents of our licensors may not provide us with any competitive advantages, may be designed around by our competitors, including generic drug companies, or may be held invalid or unenforceable as a result of legal challenges by third parties;

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

We have filed 12 patent applications related to fidaxomicin, one of which has resulted in the issuance of a polymorph patent and one of which has resulted in a manufacturing patent, from the United States Patent and Trademark Office, or US PTO, and ten of which are pending.

These patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter for fidaxomicin (issued in Taiwan);

•                  composition of matter for fidaxomicin related substances and use for CDI;

•                  polymorphic forms (issued in U.S. with respect to one polymorphic form);

•                  manufacturing processes (issued in U.S. and  in Australia);

•                  treatment of diseases using fidaxomicin;

•                  formulation; and

•                  fidaxomicin related compounds, such as metabolites.

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

In addition, we currently plan to submit an NDA for Pruvel for the treatment of infectious diarrhea in 2010.  The composition of matter patent covering Pruvel expired in February 2009.  In 2009, our licensor, Nippon Shinyaku received a patent from the US PTO which covers the polymorphic form of a key intermediate in the manufacturing process for Pruvel.  Despite its issuance, this patent may later be challenged by a third party or fail to prevent a third party from producing and marketing a generic form of Pruvel in the United States.   If we are unable to rely on the recently-issued polymorph patent, we will likely rely on one or more regulatory marketing exclusivities for Pruvel in the United States.  Specifically, if our NDA for Pruvel is approved, we expect to receive a five-

year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Pruvel, if the recent polymorph patent is insufficient to maintain exclusivity in the United States with respect to Pruvel, we may face generic competition in the United States five years after our NDA for Pruvel is approved by the FDA. If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from Pruvel sales in the U.S. will be limited.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku is responsible for the maintenance of patents and prosecution of patent applications relating to Pruvel.  We may also be dependent on Par to provide technical support for patent applications relating to fidaxomicin.  If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be significantly harmed.

Under our agreement with Nippon Shinyaku, in the event Nippon Shinyaku fails to take all steps necessary to seek extension of the patents licensed to us in the United States 180 days after we request such action be taken, then we have the right to take all necessary actions to extend the licensed patents.  Our agreement with Par does not have explicit provisions regarding our rights to take necessary action with respect to maintenance of patents and prosecution of patent applications nor do such agreements provide us with any legal recourse in the event such parties do not so maintain and/or prosecute.  If any of these parties or others on which we rely for patent maintenance and prosecution fail to adequately maintain patents and prosecute patent applications relating to technology licensed to or from us, we may be required to take further action on our own to protect this technology.  However, we may not be successful in maintaining such patents or prosecuting such patent applications and if so, our business and prospects would be significantly harmed.

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

•                  announcements by our collaborators with respect to clinical trial results, regulatory submissions and communications from the FDA or comparable foreign regulatory agencies;

•                  the success of our efforts to acquire or in-license additional products or product candidates;

•                  developments concerning our collaborations and partnerships, including but not limited to those with our sources of manufacturing supply and our development and commercialization partners;

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

We may not be able to liquidate our holding in an auction rate security.

Our investment securities consist of money market funds, corporate debt securities and government agency securities. As of December 31, 2009, we held one auction rate preferred security valued at $882,000 with perpetual maturity dates that reset every 28 days.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At December 31, 2009, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities currently consist of approximately 26,000 square feet of laboratory and office space in two facilities in San Diego, California.  The leases for both facilities expire in November 2011, with one lease subject to one five-year renewal option and the other lease subject to two five-year renewal options.

We believe these facilities are adequate to meet our current needs and that additional space will be available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market under the symbol “OPTR” since February 9, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sale prices for our common stock reported by Nasdaq Global Market.

2009	High	Low
First Quarter	$14.00	$9.12
Second Quarter	$15.00	$9.54
Third Quarter	$15.17	$12.49
Fourth Quarter	$14.03	$10.64

2008	High	Low
First Quarter	$7.30	$5.90
Second Quarter	$9.00	$5.85
Third Quarter	$9.70	$7.24
Fourth Quarter	$12.14	$3.30

As of March 1, 2010, there were approximately 51 holders of record of our common stock.

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

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*

Among Optimer Pharmaceuticals, Inc. The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*$100 invested on 2/9/07 in stock or 1/31/07 in index, including reinvestment of dividends.  Fiscal year ending December 31.

(1) This section is not “soliciting material”, is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any of our filings under the Exchange Act whether made before of after the date hereof and irrespective of any general incorporation language in any such filing.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Collaboration and grant revenues	$893	$1,023	$767	$933	$2,147
Operating expenses:
Research and development	33,716	29,036	41,569	10,481	7,047
Marketing	1,751	2,451	2,048	—	—
General and administrative	8,024	6,683	5,351	3,523	2,782
Total operating expenses	43,491	38,170	48,968	14,004	9,829
Loss from operations	(42,598)	(37,147)	(48,201)	(13,071)	(7,682)
Interest income and other, net	364	1,562	2,062	1,169	237
Net loss before accretion to redemption amount of redeemable convertible preferred stock	(42,234)	(35,585)	(46,139)	(11,902)	(7,445)
Accretion to redemption amount of redeemable convertible preferred stock	—	—	—	(329)	(223)
Net loss attributable to noncontrolling interest, net of tax	142	—	—	—	—
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(42,092)	$(35,585)	$(46,139)	$(12,231)	$(7,668)
Basic and diluted net loss per share attributable to common stockholders	$(1.30)	$(1.24)	$(2.12)	$(4.81)	$(3.22)
Weighted average shares outstanding	32,469	28,683	21,715	2,543	2,383

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,185	$39,326	$58,806	$21,341	$29,880
Working capital	30,951	32,258	52,173	17,990	28,490
Total assets	40,656	42,295	60,786	24,114	32,335
Redeemable convertible preferred stock	—	—	—	65,460	65,078
Accumulated deficit	(175,475)	(133,382)	(97,698)	(51,558)	(39,656)
Noncontrolling interest	3,040	—	—	—	—
Total stockholders’ equity (deficit)	32,752	34,231	52,903	(46,702)	(35,143)

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

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption.  We are developing fidaxomicin for the treatment of CDI, the most common nosocomial, or hospital acquired, diarrhea. In February 2010, we reported positive top-line data from the second of two fidaxomicin Phase 3 trials.  In November 2008, we reported positive data from the first fidaxomicin Phase 3 trial, the largest single comparative study ever conducted against Vancocin. The top-line analysis of data from these trials showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI. Fidaxomicin was also well-tolerated in the trials.  Throughout 2009, we presented additional data from the first fidaxomicin Phase 3 trial.  In May 2009, we presented additional data at the Digestive Disease Week that showed that fidaxomicin overall demonstrated a lower recurrence rate compared to oral vancomycin in the patient regardless of serum albumin levels, white blood cell count and temperature, and non-BI (NAP1/027) strains, the risk factors believed to be predictive of CDI recurrence following treatment.  In September 2009, we reported additional data during the 49th Annual Interscience Conference on Antimicrobial Agents, or ICAAC which describe fidaxomicin’s low recurrence rate, safety profile, potent activity against CDI, and minimal disruption to the normal intestinal flora.  In October 2009, we reported additional data during the 47th Annual Meeting of the Infectious Diseases Society of America (IDSA) which showed that fidaxomicin was associated with a faster time to resolution of diarrhea than vancomycin and that patients who received concomitant antibiotics, those treated with fidaxomicin versus vancomycin, had significantly improved global rate cure rate, lower CDI recurrence rate and higher clinical cure rate.  We expect to report additional data from our second fidaxomicin Phase 3 trial at scientific and medical conferences throughout 2010.  We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States.  We plan to submit a New Drug Application, or NDA, to the FDA in the second half of 2010 and are also preparing a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMA.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of TLUS compared to placebo. We intend to conduct a Phase 4 trial of Pruvel subsequent to a NDA submission to compare Pruvel to ciprofloxacin for the treatment of infectious diarrhea.  We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea.

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

We previously acquired exclusive rights to two other product candidates: OPT-88, a disease-modifying intra-articular therapy for osteoarthritis which we licensed from TSRI and OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from MSKCC.  In October 2009, we entered into a number of transactions involving our Taiwanese subsidiary OBI, in which we sold 40% of our existing equity in OBI to a group of new investors and, simultaneously, we and the group of new investors purchased approximately $3.7 million and $2.5 million, respectively, of new common shares of OBI.  In connection with these transactions, we assigned to OBI certain of our patent rights and know-how related to OPT-88 and OPT-822/821 and also assigned to OBI our rights and obligations under the TSRI and MSKCC agreements.  We anticipate that OBI will use the proceeds from the sale of new common shares to fund the development of OPT-88 and OPT-822/821.  Following these transactions, we maintain a 60% equity interest in OBI and have the right to receive up to $10 million in future milestone payments for each product incorporating OPT-88 or OPT-822/821 and royalties on net sales of any such products.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and Pruvel.  We have never been profitable and have incurred significant net losses since our inception.  As of December 31, 2009, we had an accumulated deficit of $175.5 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development, regulatory approval and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Research and Development Expense

Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates and developing and advancing our drug discovery technology.  Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our CROs and costs associated with non-clinical research activities and regulatory approvals.  Our most significant costs are for clinical trials, including payments to vendors such as CROs, investigators, manufacturers of clinical supplies and related consultants.  Our historical research and development expenses have resulted predominantly from our clinical trials of fidaxomicin and Pruvel, the development of our carbohydrate technology platforms, including OPopS, in-licensing fees and general research activities.  We charge all research and development expenses to operations as they are incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.  From inception through December 31, 2009, we incurred total research and development expenses of approximately $147.1 million.

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

External costs are expensed as incurred.  We incurred $20.8 million, $18.6 million and $85.5 million of research and development expenses directly related to the development of fidaxomicin for the years ended December 31, 2009 and 2008, and cumulatively through December 31, 2009, respectively.  We incurred $7.8 million, $7.5 million, and $24.1 million of research and development expenses directly related to the development of Pruvel for the years ended December 31, 2009 and 2008, and cumulatively through December 31, 2009, respectively.  All other research and development expenses were for other clinical programs.

We expect our research and development expenses to increase as we complete our clinical trial activities with respect to fidaxomicin, prepare regulatory filings for marketing approval of fidaxomicin and Pruvel, incur expenses related to large-scale manufacturing of fidaxomicin and Pruvel, advance our other product candidates through the development process and invest in additional product opportunities and research programs.  Although we expect our costs associated with clinical trials to decrease as we complete the second of two Phase 3 clinical trials for fidaxomicin, we expect to incur substantial costs in the preparation of applications for regulatory approval and manufacturing and scale-up for fidaxomicin and Pruvel.  The process of conducting pre-clinical and clinical trials and obtaining regulatory approval for our product candidates is time-consuming, expensive and subject to many uncertainties. For example, the cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including the number of patients enrolled, the rate of enrollment and the duration of patient treatment and follow-up.  In addition, it is not uncommon for the FDA to request additional data following its review of an NDA, which can significantly lengthen the regulatory approval process and increase expenses.

As a result of the uncertainties discussed above, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.  However, while we do not have specific estimates for the costs of all of our projects, we currently estimate that we will incur external costs of approximately $4.5 million to complete the Phase 3 clinical trials for fidaxomicin to treat CDI.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2009 we had federal, state and foreign net operating loss carryforwards of approximately $156.4 million, $154.8 million and $21,000, respectively.  If not utilized, the net operating loss carryforwards will begin expiring in 2020 for federal purposes and 2012 for state purposes.  The foreign losses originate from our subsidiary in Taiwan.  The losses from our subsidiary in Taiwan expire ten years after origination.  As of December 31, 2009, we had both federal and state research and development tax credit carryforwards of approximately $4.6 million and $2.5 million, respectively.  The federal tax credits will begin expiring in 2020 unless previously utilized and the state tax credits carryforward indefinitely.  As of December 31, 2009, we had a state manufacturer’s investment tax credit carryforward of approximately $103,000 which will begin to expire in 2011, unless previously utilized.  Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.

As of December 31, 2009, we have completed a Section 382/383 analysis regarding the limitation of the net operating losses and credit carryovers and had determined that the maximum amount of U.S. federal and state NOL and credit carryovers are available for utilization, subject to the annual limitation.  Based on the analysis, the related deferred tax assets were reinstated in 2008 and the corresponding valuation allowance was increased.  Any carryforwards that will expire prior to utilization as a result of future limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in the unrecognized tax benefits will not impact the effective tax rate.

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

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants, in transactions where we act as a principal with discretion to choose suppliers, bear credit risk and perform part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

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

Stock-Based Compensation

Authoritative guidance issued by the Financial Accounting Standards Board, or FASB, authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $2.8 million, $1.8 million and $1.2 million was recognized in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Collaboration and Grant Revenues.  Collaboration and grant revenues for the years ended December 31, 2009 and 2008 were $892,000 and $1,023,000, respectively.  The decrease of $131,000, or 13%, was primarily due to the conclusion of one of two National Institutes of Health grants as well as a decrease in revenue from the remaining grant.

Research and Development Expense.  Research and development expense for the years ended December 31, 2009 and 2008 was $33,715,000 and $29,036,000, respectively.  The increase of $4,679,000, or 16%, was due primarily to an increase in development expenses, manufacturing scale-up expenses and expenses to prepare regulatory filings related to fidaxomicin and Pruvel.

Marketing Expense.  Marketing expense for the years ended December 31, 2009 and 2008 was $1,751,000 and $2,451,000, respectively. The decrease of $700,000, or 29%, was primarily due to lower medical education, tradeshow and consulting expenses.

General and Administrative Expense.  General and administrative expense for the years ended December 31, 2009 and 2008 was $8,024,000 and $6,683,000, respectively.  The increase of $1,341,000, or 20%, was due to higher compensation expenses, including $1,274,000 of stock compensation expense, an increase of $350,000 over the same period in the prior year, as well as an increase in patent and consulting expenses.

Interest Income and Other, net.  Net interest income and other for the year ended December 31, 2009 and 2008 were $364,000 and $1,562,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Comparison of Years Ended December 31, 2008 and 2007

Collaboration and Grant Revenues.  Collaboration and grant revenues for the years ended December 31, 2008 and 2007 were $1,023,000 and $767,000, respectively.  The increase of $256,000, or 33%, was primarily due to an increase in revenue from a NIH research grant, which was partially offset by a decrease in revenue from collaboration with a natural healthcare company which was completed in 2007.

Research and Development Expense.  Research and development expense for the years ended December 31, 2008 and 2007 was $29,036,000 and $41,569,000, respectively.  The decrease of $12,533,000, or 30%, was due primarily to a $20.0 million payment in 2007 to Par to regain the rights to fidaxomicin in North America, and the purchase of $1.9 million of clinical supply material and active pharmaceutical ingredient.  This decrease was partially offset by an increase in expenses of $7.0 million related to our fidaxomicin and prulifloxacin Phase 3 clinical trials in 2008.

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

Interest Income and Other, net.  Net interest income and other for the years ended December 31, 2008 and 2007 were $1,562,000 and $2,061,000, respectively.  The decrease of $500,000, or 24%, was primarily due to lower cash and short-term investments and lower overall interest rates. In addition, we recorded impairment on our long-term investments of $118,000 in 2008.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 1, 2010, we received gross proceeds of approximately $256.2 million from the sale of shares of our preferred and common stock as follows:

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

•                  in March 2009, we sold a total of 3.3 million shares of our common stock and warrants to purchase up to an aggregate of 91,533 shares of our common stock in a registered direct offering for proceeds of $32.9 million; and

•                  in March 2010, we sold a total of 4.9 million shares of our common stock in a public offering for proceeds of $53.8 million.

Until required for operations, we invest a substantial portion of our available funds in money market funds, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of December 31, 2009, cash, cash equivalents and short-term investments totaled approximately $38.2 million as compared to $39.3 million as of December 31, 2008, a decrease of approximately $1.1 million.  The decrease in our cash, cash equivalents and short-term investments was primarily due to the use of cash for our operating expenses offset by the $32.9 million raised in a registered direct offering of our common stock in March 2009 and $4.5 million of net cash received from the October 2009 OBI transactions.  Of the $38.2 million, $6.1 million was held by OBI as of December 31, 2009.

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

In June 2004, we entered into a license agreement with Nippon Shinyaku to which we acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.  Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the filing, if any, of a NDA for Pruvel in the United States.

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

In October 2009, we entered into certain transactions with our subsidiary, OBI, pursuant to which we assigned certain intellectual property rights and license agreements to OBI related to our OPT-88 and OPT-822/821 product candidates.  In connection with these transactions, we entered into a financing agreement with OBI and a group of new investors.  Under the terms of the financing agreement, if OBI achieves certain development milestones with respect to OPT-88 and OPT-822/821, we and the group of new investors may be required to purchase approximately an additional $8.6 million and $5.7 million, respectively, of new OBI common shares.  While we currently cannot anticipate when, if ever, OBI will achieve these development milestones, under the terms of the financing agreement, our obligation to purchase the additional OBI common shares will not be triggered prior to June 30, 2010.

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

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligations	$2,424	$1,185	$1,239	$—	$—

Our facilities currently consist of laboratory and office space in two facilities in San Diego, California.  Our operating leases for these facilities expire on November 2011 with one of our leases subject to a one five-year renewal option and the other lease subject to a two-year renewal option.

We contracted with a CRO for clinical research services for the fidaxomicin Phase 3 clinical trials and prulifloxacin Phase 3 clinical trials.  We have issued purchase orders totaling $46.2 million as of December 31, 2009 for these services, $3.7 million, $8.4 million and $9.8 million were issued in 2009, 2008, and 2007, respectively.  As of December 31, 2009, we have paid $38.2 million related to these purchase orders.  We can terminate the service agreement at any time upon 60 days’ written notice to the CRO.  We have not included any amounts related to the CRO contract in the table above.

The contractual obligations table does not include (a) a potential future milestone payment in the amount of $1.0 million to Nippon Shinyaku due upon filing our first NDA in the United States for Pruvel, (b) potential requirement to purchase approximately $8.6 million of new OBI common stock shares if OBI achieves certain development milestones with respect to OPT-88 and OPT-822/821 product candidates, (c) potential future milestone payments to Cempra in the amount of $1.0 million due upon the regulatory approval of each of the first two products we develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, (d) potential future milestone payments of up to $11.1 million to TSRI due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval or (e) a future $5.0 million milestone payment to Par upon the earliest occurrence of (i) the successful completion by us of our second pivotal Phase 3 trial for fidaxomicin, (ii) our grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.  We may also be required to pay royalties on any net sales of Pruvel, fidaxomicin and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

Recently Issued Accounting Pronouncements

FASB issued the following recent new accounting standards:

In September 2009, the FASB issued an update to the accounting and disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers or assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales and issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will be effective for us with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for us with the interim and annual reporting period beginning January 1, 2011. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued an update to the accounting and disclosure requirements for revenue recognition on revenue arrangements with multiple-deliverable. This update eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial position and results of operations.

In June 2009, the FASB issued an update to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIE.  This update requires a quantitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  The update will be effective as to us on January 1, 2010.  We are currently evaluating the impact, if any, of this update, but do not expect that this update will have a material effect on our financial position and results of operations.

In June 2009, the FASB issued an update to the accounting and disclosure requirements for transfers of financial assets.  This update is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  This update removes the concept of a qualifying special-purpose entity and the exception from applying Consolidation of Variable Interest Entities to qualifying special-purpose entities.  The recognition and measurement provisions of this update will be applied to transfers that occur on or after January 1, 2010, which is the date upon which this accounting update becomes effective for us. We are currently evaluating the impact, if any, of this update, but do not expect that this update will have a material effect on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of December 31, 2009 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the year ended December 31, 2009 would have resulted in approximately a $36,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Fair Value measurements

All of our investment securities are available-for-sale securities and are reported on the consolidated balance sheet at market value except for one auction rate preferred securities, or ARPS with a par value of approximately $1.0 million. As a result of the negative conditions in the global credit markets, our ARPS is currently not liquid.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until the securities are redeemed by the issuer or they mature.

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the year ended December 31, 2009, have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We do not have any foreign currency hedging instruments in place.

We have conducted clinical trials in Europe in conjunction with INC Research, our CRO, where we have clinical sites being monitored by clinical research associates. While invoices relating to these clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where these vendors have assisted us in conducting these clinical trials.

Certain transactions related to our Company and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where Optimer conducts business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the Taiwan dollars.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material in 2010.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Optimer Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimer Pharmaceuticals, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 11, 2010

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,054,328	$16,778,880
Short-term investments	21,131,145	22,547,515
Research grant, contract, and other receivables	84,164	211,299
Prepaid expenses and other current assets	332,695	533,371
Total current assets	38,602,332	40,071,065
Property and equipment, net	672,896	694,183
Long-term investments	882,000	1,032,000
Other assets	498,762	498,250
Total assets	$40,655,990	$42,295,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,625,240	$3,767,831
Accrued expenses	5,025,669	4,045,660
Total current liabilities	7,650,909	7,813,491
Deferred rent	253,474	251,504
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,139,373 shares and 29,716,751 shares issued and outstanding at December 31, 2009 and 2008, respectively	33,139	29,717
Additional paid-in capital	205,114,914	167,544,806
Accumulated other comprehensive gain	38,063	38,088
Accumulated deficit	(175,474,665)	(133,382,108)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	29,711,451	34,230,503
Noncontrolling interest	3,040,156	—
Total stockholders’ equity	32,751,607	34,230,503
Total liabilities and stockholders’ equity	$40,655,990	$42,295,498

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007

Revenues:
Research grants	$792,644	$973,370	$333,610
Collaborative research agreements	100,000	50,000	433,555
Total revenues	892,644	1,023,370	767,165
Operating expenses:
Research and development	33,715,430	29,035,828	41,569,067
Marketing	1,751,313	2,451,191	2,048,002
General and administrative	8,024,138	6,682,881	5,350,800
Total operating expenses	43,490,881	38,169,900	48,967,869
Loss from operations	(42,598,237)	(37,146,530)	(48,200,704)
Interest income and other, net	363,998	1,561,934	2,061,527
Consolidated net loss	(42,234,239)	(35,584,596)	(46,139,177)
Net loss attributable to noncontrolling interest	141,682	—	—
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(42,092,557)	$(35,584,596)	$(46,139,177)

Basic and diluted net loss per share attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(1.30)	$(1.24)	$(2.12)

Shares used to compute basic and diluted net loss per share attributable to common stockholders	32,468,702	28,682,542	21,715,332

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Redeemable Convertible		Stockholders’ Equity (Deficit)
	Redeemable Convertible Series B, C and D Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Treasury Stock		Additional paid-	Accumulated other comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in capital	income (loss)	deficit	Interest	Total
Balance at December 31, 2006	8,532,450	65,459,643	1,523,051	1,523	2,704,476	2,704	(46,153)	(100,000)	4,997,421	(44,971)	(51,558,381)		(46,701,704)
Issuance of common stock upon exercise of options	—	—	—	—	182,382	182	—	—	176,365	—	—		176,547
Issuance of common stock during the initial public offerings, net	—	—	—	—	7,000,000	7,000	—	—	43,612,117	—	—		43,619,117
Issuance of common stock through stock awards	—	—	—	—	17,500	18	—	—	148,208	—	—		148,226
Issuance of common stock pursuant to employee stock purchase plan			—	—	22,682	23	—	—	134,942	—	—		134,965
Issuance of common stock during private placement, net			—	—	4,600,000	4,600	—	—	33,550,388	—	—		33,554,988
Conversion of preferred stock to common stock	(8,532,450)	(65,459,643)	(1,523,051)	(1,523)	12,246,229	12,247	—	—	65,448,919	—	—		65,459,643
Issuance of common stock upon exercise of warrants			—	—	1,130,436	1,130	—	—	1,369,137	—	—		1,370,267
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	—	34,720	—	—		34,720
Employee stock based compensation under FAS123(R)	—	—	—	—	—	—	—	—	1,209,302	—	—		1,209,302
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	—	(31,923)	—		(31,923)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	68,498	—		68,498
Net loss	—	—	—	—	—	—	—	—	—	—	(46,139,177)		(46,139,177)
Comprehensive loss													(46,102,602)
Balance at December 31, 2007	—	—	—	—	27,903,705	27,904	(46,153)	(100,000)	150,681,519	(8,396)	(97,697,558)	—	52,903,469
Issuance of common stock upon exercise of options	—	—	—	—	68,077	68	—	—	69,694	—	—		69,762
Issuance of common stock during the registered direct offerings, net	—	—	—	—	1,743,396	1,743	—	—	14,738,332	—	—		14,740,075
Issuance of common stock pursuant to employee stock purchase plan		—	—	—	47,726	48	—	—	291,185	—	—		291,233
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	—	25,637	—	—		25,637
Employee stock based compensation under FAS123(R)	—	—	—	—	—	—	—	—	1,738,439	—	—		1,738,439
Retirement of treasury stock	—	—	—	—	(46,153)	(46)	46,153	100,000	—	—	(99,954)		—
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	—	(5,374)	—		(5,374)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	51,858	—		51,858
Net loss	—	—	—	—	—	—	—	—	—	—	(35,584,596)		(35,584,596)
Comprehensive loss													(35,538,112)
Balance at December 31, 2008	—	—	—	—	29,716,751	29,717	—	—	167,544,806	38,088	(133,382,108)	—	34,230,503
Issuance of common stock upon exercise of options	—	—	—	—	125,430	125	—	—	145,050	—	—		145,175
Issuance of common stock during the registered direct offerings, net	—	—	—	—	3,252,366	3,252	—	—	32,865,715	—	—		32,868,967
Issuance of common stock pursuant to employee stock purchase plan		—	—	—	44,826	45	—	—	382,246	—	—		382,291
Compensation expense related to grants of consultant stock options	—	—	—	—	—	—	—	—	89,395	—	—		89,395
Employee stock based compensation under FAS123(R)	—	—	—	—	—	—	—	—	2,718,597	—	—		2,718,597
Sale of investment in subsidiary to non-controlling interest									1,369,105			3,165,906	4,535,011
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	—	—	—	—	—	—	13,959			13,959
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(13,984)	—	15,932	1,948
Net loss	—	—	—	—	—	—	—	—	—	—	(42,092,557)	(141,682)	(42,234,239)
Comprehensive loss												(125,750)	(42,218,332)
Balance at December 31, 2009	—	$—	—	$—	33,139,373	$33,139	—	$—	$205,114,914	$38,063	$(175,474,665)	$3,040,156	$32,751,607

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Operating activities
Consolidated net loss	$(42,234,239)	$(35,584,596)	$(46,139,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,783	219,878	285,515
Stock based compensation	2,807,992	1,764,076	1,244,022
Stock awards	—	—	148,226
Loss on disposal of assets	20,267	—	—
Fair value adjustment for auction rate securities	—	118,000	—
Deferred rent	1,970	(30,390)	(10,490)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	200,676	339,439	676,252
Research grant and contract receivables	127,135	(116,115)	68,318
Restricted cash	—	(170,000)	—
Other assets	(512)	(21,677)	8,917
Accounts payable and accrued expenses	(162,582)	213,314	2,536,584
Net cash used in operating activities	(39,022,510)	(33,268,071)	(41,181,833)

Investing activities
Purchases of short-term investments	(28,567,298)	(31,306,561)	(86,993,067)
Sales or maturity of short-term investments	30,153,000	63,250,000	46,610,000
Purchase of property and equipment	(215,763)	(208,686)	(246,326)
Net cash provided (used) in investing activities	1,369,939	31,734,753	(40,629,393)

Financing activities
Proceeds from sale of common stock	33,396,433	15,101,070	77,485,617
Proceeds from sale of subsidiary common stock	4,535,011	—	—
Proceeds from exercise of Series D warrants	—	—	1,370,267
Net cash provided by financing activities	37,931,444	15,101,070	78,855,884
Effect of exchange rate changes on cash and cash equivalents	(3,425)	19,314	24,718
Net increase (decrease) in cash and cash equivalents	275,448	13,587,066	(2,930,624)
Cash and cash equivalents at beginning of year	16,778,880	3,191,814	6,122,438
Cash and cash equivalents at end of year	$17,054,328	$16,778,880	$3,191,814

Supplemental disclosure of cash flow information:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$65,461,166
Retirement of treasury stock	$—	$100,000	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Organization and Summary of Significant Accounting Policies

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. The Company has one majority-owned subsidiary, Optimer Biotechnology, Inc. (“OBI”), which is incorporated and located in Taiwan. In October 2009, Optimer sold 40% of its equity interest in OBI. Prior to the sale, OBI was a wholly owned subsidiary of Optimer.

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

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its majority owned subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  All other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported in the consolidated statement stockholders’ equity (deficit).  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

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

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease.  The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying consolidated balance sheets. Deferred rent is amortized over the lease term as a reduction of rent expense.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  Assets and liabilities that are part of a disposed group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  Although the Company has accumulated losses since inception, the Company believes the future cash flows to be received from its long-lived assets will exceed the assets’ carrying value and, accordingly, the Company has not recognized any impairment losses through December 31, 2009.

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

Stock-Based Compensation

The Company recognizes in its financial statements the share-based payment transactions with employees based on their fair value and recognized as compensation expense over the vesting period.  Compensation expense of $2.8 million, $1.8 million and $1.2 million was recognized in the years ended December 31, 2009, 2008 and 2007, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. The expected volatility rates are based on the historical fluctuation in the stock price since inception. The average expected term is calculated using the simplified method. Expected dividends are estimated based on the Company’s dividend history as well as the Company’s current projections. The risk-free interest rate for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

Equity instruments issued to non-employees are recorded at their fair value, are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss). As of December 31, 2009, the cumulative unrealized gain on investments and the cumulative gain on foreign currency translation adjustment was $13,959 and $52,022, respectively. As of December 31, 2008, the cumulative unrealized loss on investments and the cumulative loss on foreign currency adjustment was $5,374 and $32,714, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents.  Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

	Years Ended December 31,
	2009	2008	2007
Historical
Numerator:
Net loss attributable to common stockholders	$(42,092,557)	$(35,584,596)	$(46,139,177)
Denominator:
Weighted average common shares outstanding	32,468,702	28,682,542	21,715,332
Net loss attributable to common stockholders per share — basic and diluted	$(1.30)	$(1.24)	$(2.12)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Common stock options	2,466,751	1,979,660	1,615,317
Common stock warrants	91,533	—	13,845
Total	2,558,284	1,979,660	1,629,162

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

In September 2009, the FASB issued an update to the accounting and disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers or assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales and issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will be effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In October 2009, the FASB issued an update to the accounting and disclosure requirements for revenue recognition on revenue arrangements with multiple-deliverable. This update eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In June 2009, the FASB issued an update to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”).  This update requires a quantitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  The update will be effective as to the Company on January 1, 2010.  The Company is currently evaluating the impact, if any, of this update, but do not expect that this update will have a material effect on its financial position and results of operations.

In June 2009, the FASB issued an update to the accounting and disclosure requirements for transfers of financial assets.  This update is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  This update removes the concept of a qualifying special-purpose entity and the exception from applying Consolidation of Variable Interest Entities to qualifying special-purpose entities.  The recognition and measurement provisions of this update will be applied to transfers that occur on or after January 1, 2010, which is the date upon which this accounting update becomes effective for the Company. The Company is currently evaluating the impact, if any, of this update, but do not expect that this update will have a material effect on its financial position and results of operations.

2.                                      Fair Value of Financial Instruments

The following table summarizes the Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements as of December 31, 2009:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$10,821,821	$—	$—	$10,821,821
Marketable securities	21,131,145	—	—	21,131,145
Auction rate securities	—	—	882,000	882,000

Level 1:	Quoted prices in active markets for identical assets and liabilities; or
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or
Level 3:	Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2009	$1,032,000
Transfers in (out) of Level 3	—
Total unrealized gains/losses included in accumulated other comprehensive income	—
Total realized gains/losses included in interest income and other, net	—
Purchases, sales, issuances and settlements	(150,000)
Ending balance at December 31, 2009	$882,000

Change in unrealized gains (losses) included in net loss related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of December 31, 2009, the Company held one auction rate preferred security (“ARPS”) valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of December 31, 2009, the Company’s remaining ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate the security in the near term.

3.                                      Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$21,117,189	$14,235	$(279)	$21,131,145

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate debt securities	$13,464,268	$3,089	$(49,257)	$13,418,100
Foreign debt securities	1,503,901	5,824	—	1,509,725
Government debt securities	7,584,720	37,106	(2,136)	7,619,690
Total	$22,552,889	$46,019	$(51,393)	$22,547,515

Investments in net unrealized loss positions as of December 31, 2009 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	2	$2,008,198	$(279)	$—	$—	$2,008,198	$(279)

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2009, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,117,189	$21,131,145

The weighted average maturity of short-term investments as of December 31, 2009 and 2008, was approximately three months.

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

4.             Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2009	2008
Equipment	$2,475,135	$3,089,953
Furniture and fixtures	198,716	291,665
Leasehold improvements	1,217,694	1,399,163
Computer equipment and software	364,155	308,144
	4,255,700	5,088,925
Less accumulated depreciation and amortization	(3,582,804)	(4,394,742)
Total property and equipment, net	$672,896	$694,183

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which typically is five years.  Leasehold improvements and assets acquired under capital leases are amortized over their estimated useful life or the related lease term, whichever is shorter.

5.     Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued preclinical and clinical expenses	$3,443,275	$2,541,437
Accrued research services	165,705	215,490
Accrued legal fees	73,663	51,132
Accrued salaries, wages and benefits	1,313,145	1,199,338
Other accrued liabilities	29,881	38,263
Total accrued expenses	$5,025,669	$4,045,660

6.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has received several research grants from U.S. government agencies since 2003, all of which except for one were completed on or prior to June 30, 2009. The active grant was awarded from National Institute of Allergy and Infectious Diseases (“NIAID”) in September 2007. This grant is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the years ended December 31, 2009, 2008 and 2007, the Company recognized revenues related to research grants of $792,644, $973,370 and $338,735, respectively.

Other Collaborative Agreements

Par Pharmaceuticals, Inc.

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceuticals, Inc. (“Par”) under a prospective buy-back agreement.  The Company may be obligated to pay Par a one-time $5.0 million milestone payment, a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world. The one-time $5.0 million milestone payment is required to be paid after the earliest to occur of (i) the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin, (ii) the Company’s grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

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

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, then its wholly-owned subsidiary, to provide funding for the development of two of its early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company also assigned, and OBI assumed, its rights and obligations under related license agreements with MSKCC and TSRI.  Under this agreement, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by the Company to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements.

To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the same group of new investors, and the Company and the new investors also purchased new OBI shares.  Also under the financing agreement, if OBI achieves certain development milestones in the future, the Company and the new investors will be obligated to invest approximately an additional $8.6 million and $5.7 million, respectively, in exchange for new OBI shares.  Following the sale of its existing OBI shares and the initial investments in exchange for new OBI shares, the Company currently maintains a 60 percent ownership interest in OBI.

Memorial Sloan-Kettering Cancer Center

In July 2002, the Company entered into a license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of its common stock.  In anticipation of the various transactions involving OBI which the Company completed in October 2009, the Company assigned its rights and obligations under this agreement with OBI. Under the agreement, which was amended in June 2005, the Company owes MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that the Company, and not a sublicensee, achieves such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

Scripps Research Institute

In July 1999, the Company acquired exclusive, worldwide rights to its OPopS technology from the Scripps Research Institute (“TSRI”).  This agreement includes the license to the Company of patents, patent applications and copyrights related to OPopS technology.  The Company also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.  Under the four agreements with TSRI, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of its common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  Additionally, under each agreement, the Company may owe TSRI royalties based on net sales by the Company, its affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the four agreements, the Company will also owe TSRI payments upon achievement of certain milestones.  In three of the four TSRI agreements, the milestones are the initiation of a Phase 2 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the successful completion of a Phase 3 trial or its foreign equivalent, the filing of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI under all four TSRI agreements is approximately $14.0 million.  In anticipation of the various transactions involving OBI which the Company completed in October 2009, the Company assigned its rights and obligations under one of these agreements related to osteoarthritis to OBI.

7.     Commitments

Leases

The Company leases office and research facilities under operating lease agreements that extend through November 2011 with one lease subject to one five-year renewal option and the other lease subject to two five-year renewal options.  The Company has recorded deferred rent of $253,474 and $251,504 as of December 31, 2009 and 2008, respectively, in conjunction with the lease agreements.

At December 31, 2009, annual minimum rental payments due under the Company’s operating leases are as follows:

Years ending December 31,
2010	$1,185,001
2011	1,127,865
2012	111,204
Total minimum lease payments	$2,424,070

Rent expense was $1,068,542, $831,137 and $768,854, for the years ended December 31, 2009, 2008, and 2007, respectively.

Contract Research Organization Purchase Orders

The Company has contracted with a contract research organization (“CRO”), whereby the CRO agreed to provide clinical research services to the Company for the fidaxomicin Phase 3 clinical trials and Pruvel Phase 3 clinical trials.  At December 31, 2009, the Company had issued purchase orders totaling $46.2 million for these services, $3.8 million, $8.4 million and $9.8 million of which were issued in 2009, 2008 and 2007, respectively.  As of December 31, 2009, the Company had paid $38.2 million related to these purchase orders.  The Company can terminate the service agreement at any time upon 60 days’ prior written notice to the CRO.

8.     Stockholders’ Equity

Public Offerings

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

In March 2009, the Company received approximately $32.9 million in gross proceeds from the sale of its securities in a registered direct offering to institutional investors. The Company sold 3,252,366 million shares and warrants to purchase up to an aggregate of 91,533 shares of its common stock.  The warrants are exercisable at an exercise price of $10.93 per share and will expire on March 9, 2014.

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

Initial Public Offering

On February 14, 2007, the Company completed the initial public offering of 7.0 million shares of common stock at $7.00 per share in connection with the closing of its initial public offering resulting in aggregate proceeds of approximately $43.6 million, net of underwriting discounts and commissions and offering expenses.

Treasury Stock

The Company retired the 43,156 shares of common stock held in its treasury on September 3, 2008.  The Company recorded the retirement of the treasury shares at cost and the retired treasury shares became part of the Company’s authorized but unissued shares of common stock.

Warrants

In connection with the registered direct offering which occurred in March 2009, the Company sold warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable at an exercise price of $10.93 per share and will expire on March 9, 2014.

Noncontrolling Interest

In October 2009, the Company sold 40% of its equity interest in OBI.  Pursuant to authoritative guidance, the Company accounts and reports for minority interests, the portion of OBI not owned by the Company, as noncontrolling interests and classifies them as a component of stockholders’ equity on the consolidated balance sheet of the Company.  The Company includes the net loss attributable to noncontrolling interests as part of its consolidated net loss.

Equity Compensation Plans

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the closing of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the closing of the Company’s initial public offering. A total of 2,000,000 shares of the Company’s common stock were initially made available for sale under the plan.  the 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Pursuant to this provision, 750,000 additional shares of the Company’s common stock were reserved for issuance under the 2006 Plan on January 1, 2009 and 2008.  Under the 2006 Plan, the exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Options granted under both the 1998 Plan and the 2006 Plan generally expire 10 years from the date of grant (five years for a 10% stockholder) and vest over a period of four years.  The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.  The 2006 Plan is administered by the compensation committee of the Company’s board of directors.  In September 2008, the Company’s board of directors established a New Hire Stock Option Committee consisting of the Chief Executive Officer and the Chief Financial Officer. The New Hire Stock Option has authority to grant stock options under specified parameters to newly-hired, non-executive employees.

Following is a summary of stock option activity:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2006	1,496,945	$1.17
Granted	310,353	$8.84
Exercised	(182,385)	$0.96
Canceled	(9,596)	$3.70
Balance as of December 31, 2007	1,615,317	$2.65
Granted	452,250	$6.95
Exercised	(68,078)	$1.02
Canceled	(19,829)	$7.66
Balance as of December 31, 2008	1,979,660	$3.64
Granted	637,750	$11.24
Exercised	(125,430)	$1.16
Canceled	(25,229)	$7.60
Balance as of December 31, 2009	2,466,751	$5.69

The aggregate intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was approximately $1,439,842, $522,059 and $1,070,930, respectively..  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was approximately $14,009,361 and $12,120,795, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	December 31, 2009
	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.22 - $1.08	822,985	3.98	$0.91	822,696	$0.91
$2.17 - $6.90	687,846	7.36	$4.73	433,417	$4.03
$7.10 - $10.75	672,920	8.31	$9.92	226,131	$9.26
$10.78 - $14.86	283,000	9.27	$11.86	7,083	$10.85
$0.22 - $14.86	2,466,751	6.71	$5.69	1,489,327	$3.13

Of the options outstanding, options to purchase 1,489,327 shares were vested as of December 31, 2009, with a weighted average remaining contractual life of 5.5 years and a weighted average exercise price of $3.13 per share, while options to purchase 977,424 shares were unvested.

Share-Based Compensation

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the years ended December 31, 2009, 2008 and 2007 using the Black-Scholes option pricing model:

Employee Stock Options	2009	2008	2007
Risk-free interest rate	2.00-2.56%	2.41%-3.00%	3.88%-4.80%
Dividend yield	0.00%	0.00%	0.00%
Expected life of options (years)	5.27-6.08	6.02-6.08	5.27-6.08
Volatility	69.93-71.39%	64.95-67.00%	60.47-65.82%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future.  The weighted average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available.

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the years ended December 31, 2009, 2008 and 2007 was $7.11, $4.01 and $5.96 per share, respectively.

As of December 31, 2009, the total unrecognized compensation expense related to stock options was approximately $5,214,028 and the related weighted-average period over which it is expected to be recognized is approximately 2.6 years.

Total stock-based compensation expense, related to all of the Company’s stock options, stock awards and employee stock purchases, recognized for the years ended December 31, 2009, 2008 and 2007 was comprised as follows:

	December 31,
	2009	2008	2007
Research and development	$1,162,274	$527,874	$307,481
Marketing	371,738	309,635	257,218
General and administrative	1,273,980	926,567	679,323
Total stock-based compensation expense	$2,807,992	$1,764,076	$1,244,022

Stock Awards

On September 12, 2007, the Company issued stock awards for 17,500 fully-vested shares of the Company’s common stock to its directors under the 2006 Plan.  The grant date fair value of the stock awards was $8.47 per share.

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  In addition, the employee stock purchase plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 300,000 shares; or (iii) such other amount as may be determined by the Company’s board of directors. Pursuant to this provision, 300,000 additional shares of the Company’s common stock were reserved for issuance under the ESPP on January 1, 2008. The Company’s board of directors determined to reserve zero additional shares under the ESPP as of January 1, 2010 and 2009.

As of December 31, 2009, there were 115,235 shares of common stock issued and 384,765 shares remained available for issuance under the ESPP.

The following table shows the assumptions used to compute stock-based compensation expense for the stock purchased under the ESPP during the year ended December 31, 2009, 2008 and 2007 using the Black-Scholes option pricing model:

Employee Stock Options	2009	2008	2007
Risk-free interest rate	0.21%-0.43%	1.30%-2.19%	3.58%-4.64%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	6 months	6 months	6 months
Volatility	35.53%-74.94%	45.05%-143.12%	45.33-50.66%

For the years ended December 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense related to the ESPP of $146,777, $147,712 and $63,681, respectively.

9.     Income Taxes

There were no unrecognized tax benefits as of the date of adoption and there were no unrecognized tax benefits included in the balance sheet at December 31, 2009 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and 2008 and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2009.

The Company is subject to taxation in the United States, California and various foreign jurisdictions. The Company’s tax years for 1999 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

As of December 31, 2009, the Company completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and determined that the maximum amount federal and state net operating loss (“NOL”) and credit carryovers are available for utilization, subject to the annual limitation. Any carryforwards that will expire prior to utilization as a result of future limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in the unrecognized tax benefits will not impact the effective tax rate.

At December 31, 2009, the Company had Federal, California and foreign income tax net operating loss carryforwards of approximately $156.4 million, $154.8 million and $21,000, respectively. The Federal and California tax loss carryforwards will begin expiring in 2020 and 2012 respectively, unless previously utilized. The foreign losses originate from the Company’s Taiwan subsidiary and expire ten years after origination.  In addition, the Company has Federal and California research tax credit carryforwards of approximately $4.6 million and $2.5 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2020 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company also has California state manufacturer’s investment tax credit carryforwards of $103,000 which will begin to expire in 2011 unless previously utilized. Under the Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.

Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are listed below. A valuation allowance of $71.4 million and $52.6 million at December 31, 2009 and 2008, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31, of the respective years:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$61,743,000	$48,196,000
Tax credits	6,303,000	3,282,000
Other, net	3,340,000	1,155,000
Total deferred tax assets	71,386,000	52,633,000
Valuation allowance for deferred tax assets	(71,386,000)	(52,633,000)
	$—	$—

Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of earnings as follows:

	2009	2008	2007
Tax benefit at statutory federal rate	$14,308,000	$12,099,000	$15,687,000
State tax benefit, net of federal	2,453,000	2,075,000	2,690,000
Foreign subsidiary transactions	115,000	(223,000)	(132,000)
Generation of research and development credits	3,020,000	524,000	541,000
Stock compensation expense	(248,000)	(207,000)	(272,000)
Permanent difference for R&D credit expense add back	(862,000)	(143,000)	(115,000)
Other	(33,000)	94,000	30,000
Change in valuation allowance	(18,753,000)	(14,219,000)	(18,429,000)
	$—	$—	$—

10.  Employee Benefit Plans

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation per year (subject to a maximum limit prescribed by federal tax law).  The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions.  As of December 31, 2009, 2008 and 2007, the Company had not elected to make any contributions to the 401(k) plan.

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

11.  Subsequent Event

On March 1, 2010, the Company completed the sale of 4,887,500 shares of its common stock in a public offering which includes 637,500 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriter.  The net proceeds to the Company from the sale of shares in the offering were approximately $51.2 million.

12.       Quarterly Financial Date (Unaudited)

Selected quarterly consolidated financial data is shown below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 Quarters
Revenue	$83	$425	$176	$209
Operating expenses	11,158	12,875	9,616	9,842
Loss from operations	(11,074)	(12,450)	(9,440)	(9,634)
Net loss	(10,887)	(12,362)	(9,406)	(9,579)
Net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(10,887)	$(12,362)	$(9,406)	$(9,437)
Basic and diluted net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.36)	$(0.37)	$(0.28)	$(0.28)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 Quarters
Revenue	$487	$169	$239	$128
Operating expenses	9,008	8,656	9,839	10,667
Loss from operations	(8,521)	(8,487)	(9,600)	(10,539)
Net loss	(7,940)	(8,054)	(9,188)	(10,403)
Net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(7,940)	$(8,054)	$(9,188)	$(10,403)
Basic and diluted net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.28)	$(0.29)	$(0.31)	$(0.35)

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended December 31, 2009, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2009.

(b)          Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and

Stockholders of Optimer Pharmaceuticals, Inc.

We have audited Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Optimer Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Optimer Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of Optimer Pharmaceuticals, Inc. and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 11, 2010

Item 9B.  Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2009 pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of stockholders to be held on May 5, 2010, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(6)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain investors listed therein dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(10)	Form of Warrant to Purchase Common Stock.
10.1	(1)*	Master Services Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(3)*	License Agreement between Optimer Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended.
10.3	(2)*	License Agreement between Optimer Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.4	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated July 23, 1999.
10.5	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.6	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.7	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated June 1, 2004.
10.8	(2)	Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated May 1, 2001, as amended.
10.9	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.10	(12)+	Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang dated June 17, 2005, as amended.
10.11	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach dated October 6, 2005.
10.12	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kevin P. Poulos dated June 15, 2006, as amended.
10.13	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and John D. Prunty dated May 10, 2006, as amended.
10.14	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Tessie M. Che dated August 30, 2001.
10.15	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Youe-Kong Shue dated February 18, 2000.
10.16	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.
10.17	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.18	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.19	(2)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc.
10.20	(6)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.21	(2)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. dated January 19, 2007.

10.22	(4)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended.
10.23	(4)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
10.24	(7)+	Summary of Optimer Pharmaceuticals, Inc. 2010 Incentive Compensation Plan.
10.25	(8)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC.
10.26	(9)+	Optimer Pharmaceuticals, Inc. Severance Benefit Plan.
10.27	(11)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.28	(11)*	Intellectual Property Assignment and License Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated October 30, 2009.
10.29	(11)	Financing Agreement between Optimer Pharmaceuticals, Inc. Optimer Biotechnology, Inc. and certain investors named therein, dated October 30, 2009.
10.30	+	Offer letter between Optimer Pharmaceuticals, Inc. and Francois-Xavier Frapaise dated January 27, 2009.
21.1		Subsidiary of Optimer Pharmaceuticals, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on February 26, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on October 29, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 11, 2010.
(8)	Filed with the Registrant’s Current Report on Form 8-K on August 21, 2008.
(9)	Filed with the Registrant’s Current Report on Form 8-K on October 8, 2008.
(10)	Filed with the Registrant’s Current Report on Form 8-K on March 5, 2009.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2009.
(12)	Filed with the Registrant’s Annual Report on Form 10-K on March 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS

Dated: March 11, 2010	By:	/s/ Michael N. Chang
	Name:	Michael N. Chang
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL N. CHANG	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010
Michael N. Chang

/s/ JOHN D. PRUNTY	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2010
John D. Prunty

/s/ ANTHONY E. ALTIG	Director	March 11, 2010
Anthony E. Altig

/s/ MARK AUERBACH	Director	March 11, 2010
Mark Auerbach

/s/ JOSEPH Y. CHANG	Director	March 11, 2010
Joseph Y. Chang

/s/ PETER E. GREBOW	Director	March 11, 2010
PETER E. GREBOW

/s/ ALAIN B. SCHREIBER	Director	March 11, 2010
Alain B. Schreiber

/s/ ROBERT L. ZERBE	Director	March 11, 2010
Robert L. Zerbe

EXHIBIT INDEX

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(6)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain investors listed therein dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(10)	Form of Warrant to Purchase Common Stock.
10.1	(1)*	Master Services Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(3)*	License Agreement between Optimer Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research dated July 31, 2002, as amended.
10.3	(2)*	License Agreement between Optimer Pharmaceuticals, Inc. and Nippon Shinyaku Co., Ltd., dated June 10, 2004.
10.4	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated July 23, 1999.
10.5	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.6	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated May 30, 2001.
10.7	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute dated June 1, 2004.
10.8	(2)	Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park dated May 1, 2001, as amended.
10.9	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.10	(12)+	Employment Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang dated June 17, 2005, as amended.
10.11	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach dated October 6, 2005.
10.12	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kevin P. Poulos dated June 15, 2006, as amended.
10.13	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and John D. Prunty dated May 10, 2006, as amended.
10.14	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Tessie M. Che dated August 30, 2001.
10.15	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Youe-Kong Shue dated February 18, 2000.
10.16	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.
10.17	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.18	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.19	(2)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc.
10.20	(6)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.21	(2)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. dated January 19, 2007.
10.22	(4)*	Supply Agreement with Biocon Limited dated August 29, 2005, as amended.
10.23	(4)*	Assignment letter between Par Pharmaceutical, Inc. and Biocon Limited dated January 16, 2007.
10.24	(7)+	Summary of Optimer Pharmaceuticals, Inc. 2010 Incentive Compensation Plan.
10.25	(8)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC.
10.26	(9)+	Optimer Pharmaceuticals, Inc. Severance Benefit Plan.
10.27	(11)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.28	(11)*	Intellectual Property Assignment and License Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated October 30, 2009.
10.29	(11)	Financing Agreement between Optimer Pharmaceuticals, Inc. Optimer Biotechnology, Inc. and certain investors named therein, dated October 30, 2009.
10.30	+	Offer letter between Optimer Pharmaceuticals, Inc. and Francois-Xavier Frapaise dated January 27, 2009.
21.1		Subsidiary of Optimer Pharmaceuticals, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on February 26, 2007.
(5)	Filed with the Registrant’s Current Report on Form 8-K on October 29, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on March 11, 2010.
(8)	Filed with the Registrant’s Current Report on Form 8-K on August 21, 2008.
(9)	Filed with the Registrant’s Current Report on Form 8-K on October 8, 2008.
(10)	Filed with the Registrant’s Current Report on Form 8-K on March 5, 2009.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2009.
(12)	Filed with the Registrant’s Annual Report on Form 10-K on March 12, 2009.