Form 10-Q
period 2010-03-31
OPTIMER PHARMACEUTICALS INC
filed 2010-05-06
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33291

OPTIMER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0830300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10110 Sorrento Valley Road, Suite C San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2010 was 38,241,264 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,181,074	$17,054,328
Short-term investments	33,024,013	21,131,145
Research grant and contract receivables	334,144	84,164
Prepaid expenses and other current assets	759,832	332,695
Total current assets	82,299,063	38,602,332
Property and equipment, net	727,303	672,896
Long-term investments	882,000	882,000
Other assets	499,150	498,762
Total assets	$84,407,516	$40,655,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,019,592	$2,625,240
Accrued expenses	7,541,375	5,025,669
Total current liabilities	12,560,967	7,650,909
Deferred rent	226,143	253,474
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and oustanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 38,230,639 shares and 33,139,373 shares issued and outstanding at March 31, 2010 and December 31, 2009 respectively	38,231	33,139
Additional paid-in capital	257,591,927	205,114,914
Accumulated other comprehensive income	83,039	38,063
Accumulated deficit	(188,970,420)	(175,474,665)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	68,742,777	29,711,451
Noncontrolling interest	2,877,629	3,040,156
Total stockholders’ equity	71,620,406	32,751,607
Total liabilities and stockholders’ equity	$84,407,516	$40,655,990

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Research grants	$297,437	$83,012
Operating expenses:
Research and development	11,361,579	8,914,072
Marketing	268,594	194,796
General and administrative	2,388,712	2,048,500
Total operating expenses	14,018,885	11,157,368
Loss from operations	(13,721,448)	(11,074,356)
Interest income and other, net	24,778	186,968
Consolidated net loss	$(13,696,670)	$(10,887,388)
Net loss attributable to noncontrolling interest	200,915	—
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(13,495,755)	$(10,887,388)
Basic and diluted net loss per share attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.39)	$(0.36)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	35,001,596	30,535,577

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009

Operating activities
Net loss	$(13,696,670)	$(10,887,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,084	60,296
Stock based compensation	984,448	638,155
Deferred rent	(27,331)	16,662
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(427,137)	(66,036)
Research grant and contract receivables	(249,980)	128,287
Other assets	(388)	1,053
Accounts payable and accrued expenses	4,910,058	388,067
Net cash used in operating activities	(8,437,916)	(9,720,904)

Investing activities
Purchases of short-term investments	(20,905,271)	(5,456,593)
Sales or maturity of short-term investments	9,000,000	12,272,000
Purchases of property and equipment	(123,491)	(33,213)
Net cash (used) provided by investing activities	(12,028,762)	6,782,194

Financing activities
Proceeds from sale of common stock	51,497,657	32,955,363
Net cash provided by financing activities	51,497,657	32,955,363
Effect of exchange rate changes on cash and cash equivalents	95,767	(6,634)
Net increase in cash and cash equivalents	31,126,746	30,010,019
Cash and cash equivalents at beginning of period	17,054,328	16,778,880
Cash and cash equivalents at end of period	$48,181,074	$46,788,899

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing anti-infective products.  The Company currently has two anti-infective product candidates, fidaxomicin, for the treatment of Clostridium difficile-infection (“CDI”), and Pruvel™ (prulifloxacin), for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

During the quarter ended March 31, 2010, the Company reclassified $115,000 of medical affairs department expense in the period ended March 31, 2009 to research and development to be consistent with the period ended March 31, 2010 classification.

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  Except for one auction rate preferred security, all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

The auction rate preferred security (“ARPS”) is classified as a noncurrent available-for-sale security in the consolidated balance sheet because of the Company’s intent and ability to hold this security until the market for ARPS returns or until the issuer refinances the underlying security.

Revenue Recognition

The Company’s license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any.  Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones pursuant to the related agreement.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  Accordingly, these payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent separate earnings.

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

Research and Development Expenses

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the new drug application (“NDA”) for such product.  The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by the Company’s contract research organizations and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials, to assist and consult on regulatory filings and to provide various other research and development-related products and services.

When nonrefundable payments for goods or services to be received in the future for use in research and development activities are made, the Company defers and capitalizes these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The consolidated comprehensive loss was $13.6 million and $10.9 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the cumulative unrealized gain on investments and the cumulative gain on foreign currency translation adjustment was $1,556 and $81,843, respectively. As of December 31, 2009, the cumulative unrealized gain on investments and the cumulative loss on foreign currency adjustment was $13,959 and $52,022, respectively.

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

As of March 31, 2010 and 2009, the Company’s common shares issuable upon the exercise of stock options and warrants totaling 2,868,963 and 2,401,807 shares, respectively, were excluded from the calculation, as their effect would have been antidilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Recently Adopted Accounting Pronouncements

Effective January 1, 2010, the Company adopted the following accounting standards issued by the Financial Accounting Standards Board (“FASB”):

The Company adopted a FASB update to the accounting and disclosure requirements for revenue recognition on revenue arrangements with multiple deliverables. This update eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

The Company adopted a FASB update to the accounting and disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales and issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Since this update only requires enhanced disclosure, the adoption of this standard did not impact the Company’s financial position, cash flows or results of operations.  In addition, effective for the interim and annual periods beginning December 15, 2010, this standard will require additional disclosure and require the Company to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

The Company adopted a FASB update on the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”).  This update requires a quantitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

The Company adopted a FASB update on the accounting and disclosure requirements for transfers of financial assets.  This update is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  This update removes the concept of a qualifying special-purpose entity and the exception from applying Consolidation of Variable Interest Entities to qualifying special-purpose entities.  The adoption of this standard did not have a material impact on the Company’s financial position, cash flows, or results of operations.

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements as of March 31, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$48,181,074	$—	$—	$48,181,074
Marketable securities	33,024,013	—	—	33,024,013
Auction rate securities	—	—	882,000	882,000

Level 1:  Quoted prices in active markets for identical assets and liabilities; or

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:  Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2010	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at March 31, 2010	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of March 31, 2010, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of March 31, 2010, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate its security in the near term.

4.     Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	March 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$33,022,457	$7,430	$(5,874)	$33,024,013

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$21,117,189	$14,235	$(279)	$21,131,145

Investments in net unrealized loss positions as of March 31, 2010 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	9	$14,745,728	$(5,874)	$—	$—	$14,745,728	$(5,874)

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,022,457	$33,024,013

The weighted-average maturity of our short-term investments as of March 31, 2010 and 2009, was approximately seven months and three months, respectively.

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

5.     Stockholders’ Equity

Noncontrolling Interest

In October 2009, the Company sold 40% of its equity interest in OBI.  Pursuant to authoritative guidance, the Company accounts and reports for minority interests, the portion of OBI not owned by the Company, as noncontrolling interests and classifies them as a component of stockholders’ equity on the consolidated balance sheets of the Company.  The Company includes the net loss attributable to noncontrolling interests as part of its consolidated net loss.

The following table reconciles equity attributable to noncontrolling interest:

For the Three Months Ended
Noncontrolling interest, January 1, 2010	$3,040,156
Net loss attributable to noncontrolling interest	(200,916)
Translation adjustments	38,389
Noncontrolling interest, March 31, 2010	$2,877,629

Follow-On Offering

In March 2010, the Company completed the sale of 4,887,500 shares of its common stock in a public offering with the net proceeds of approximately $51.2 million.

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable at an exercise price of $10.93 per share and will expire five years from March 9, 2009.

6.              Stock Based Compensation

Optimer Pharmaceuticals, Inc.

Stock Options

Optimer has in effect the 2006 Equity Incentive Plan (“2006 Plan”) which became effective upon the effectiveness of the Optimer’s initial public offering in 2007. Optimer also had the 1998 Stock Plan (“1998 Plan”) which was terminated, and under which Optimer ceased granting options, upon the effectiveness of Optimer’s initial public offering. Options granted under both the 1998 Plan and the 2006 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder) and vest over a period of four years. The exercise price of options granted must at least be equal to the fair market value of Optimer’s common stock on the date of grant.  During the three months ended March 31, 2010 and 2009, Optimer recorded stock-based compensation expense of approximately $909,201 and $595,180, respectively, related to the stock options.

Employee Stock Purchase Plan

Optimer also grants stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair marker value of Optimer’s common stock on the offering date or the purchase date.

During the three months ended March 31, 2010 and 2009, Optimer recorded stock-based compensation expense of approximately $35,352 and $42,975, respectively, related to the ESPP.

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options and stock awards granted and ESPP during the three months ended March 31, 2010 and 2009, using the Black-Scholes option pricing model:

	Three months ended March 31,
Stock Options	2010	2009
Risk-free interest rate	2.70%	2.00%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.02 - 6.08	5.27-6.08
Volatility	71.36%	69.93%

	Three months ended March 31,
ESPP	2010	2009
Risk-free interest rate	.17%	0.43%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6 months	6 months
Volatility	34.08%	74.94%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on Optimer’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to the Company’s limited history.  In addition, due to the Company’s limited historical data, the Company used the historical volatility of comparable companies whose share prices are publicly available to estimate the Company’s options volatility rate.

As of March 31, 2010, the total unrecognized compensation expense related to unvested stock options was approximately $7,322,913 and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.

Total stock-based compensation expense related to all of Optimer’s stock options, stock awards and employee stock purchases, recognized for the three months ended March 31, 2010 and 2009, was comprised as follows:

	Three months ended March 31,
	2010	2009
Research and development	$383,998	$228,235
Marketing	93,310	91,787
General and administrative	467,245	318,133
Stock-based compensation expense	$944,553	$638,155

Optimer Biotechnology, Inc.

Stock Options

In March 2010,  OBI’s board of directors approved a Stock Option Plan and reserved 8.0 million shares of OBI common stock for issuance of equity awards thereunder. The Stock Option Plan provides for the issuance of stock options, restricted stock awards and stock appreciation rights to employees, directors and consultants of OBI. The options generally vest over four years and have a maximum contractual term of ten years.

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted during the three months ended March 31, 2010 and 2009, using the Black-Scholes option pricing model:

Three months ended March 31, 2010
Risk-free interest rate	1.25%
Dividend yield	0.00%
Expected life of options (years)	6.08
Volatility	71.36%

The risk-free interest rate assumption was based on the Central Bank of China interest rates.  The assumed dividend yield was based on OBI’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to OBI’s limited history.  Due to OBI’s limited historical data, OBI used the historical volatility of Optimer Pharmaceuticals Inc’s peers whose share prices are publicly available to estimate the OBI’s options volatility rate.

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations:

Three months ended March 31,
Research and development	$7,434
General and administrative	32,461
Stock-based compensation expense	$39,895

At March 31, 2010, the total unrecognized stock-based compensation expense relating to OBI’s unvested stock-based awards granted to employees, net of forfeitures, was $429,736, which OBI anticipates recognizing as a charge against income over a weighted average period of 3.7 years.

7.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases (“NIAID”). This grant was awarded in September 2007 and is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended March 31, 2010 and 2009, the Company recognized revenues related to research grants of $297,437, and $83,012, respectively.

Other Collaborative Agreements

Par Pharmaceutical, Inc.

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceutical, Inc. (“Par”) under a prospective buy-back agreement.  The Company is obligated to pay Par a one-time $5.0 million milestone payment upon the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin which the Company accrued in the quarter ended March 31, 2010.  The Company may be obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Nippon Shinyaku, Co., Ltd.

In June 2004, the Company entered into a license agreement with Nippon Shinyaku, Co., Ltd. (“Nippon Shinyaku”).  Under the terms of the agreement, the Company acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.  Under this agreement, the Company paid Nippon Shinyaku an up-front fee in the amount of $1.0 million and will be required to make one future milestone payment in the amount of $1.0 million upon submission, if any, of its first NDA for Pruvel in the United States.  Under the agreement, the Company pays Nippon Shinyaku for certain materials.  If Nippon Shinyaku is unable to supply the Company with the contracted amount of Pruvel, then Nippon Shinyaku is obligated to grant the Company a non-exclusive, worldwide license to make or have made Pruvel, in which event the Company will owe Nippon Shinyaku a royalty based on the amount of net sales of Pruvel generated by the Company and the Company’s subsidiary.  Additionally, the Company will owe Nippon Shinyaku certain royalties based on the amount of net sales of Pruvel less the amount of Pruvel the Company buys from Nippon Shinyaku.  Either party may terminate the agreement 60 days after giving notice of a material breach which remains uncured 60 days after written notice.  If not terminated earlier, the agreement will terminate upon the later of ten years from the date of the first commercial sale of Pruvel in the United States or the date on which the last valid patent claim relating to Pruvel expires in the United States.

Cempra Pharmaceuticals, Inc.

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra Pharmaceuticals, Inc. (“Cempra”).  The Company granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations (“ASEAN”) countries, with the right to sublicense, to the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the license, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  The Company will also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

Memorial Sloan-Kettering Cancer Center

In July 2002, the Company entered into a license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of its common stock.  In anticipation of the various transactions involving OBI which the Company completed in October 2009, the Company assigned its rights and obligations under this agreement with OBI. Under the agreement, which was amended in June 2005, OBI owes MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that OBI, and not a sublicensee, achieves such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

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

To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the same group of new investors, and the Company and the new investors also purchased new OBI shares.  Also under the financing agreement, if OBI achieves certain development milestones in the future, the Company and the new investors will be obligated to invest approximately an additional $8.6 million and $5.7 million, respectively, in exchange for new OBI shares.  Following the sale of its existing OBI shares and the initial investments in exchange for new OBI shares, the Company currently maintains a 60 percent ownership interest in OBI

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report, as well as the audited financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption. We are developing fidaxomicin for the treatment of CDI, the most common nosocomial, or hospital acquired, diarrhea. In February 2010, we reported positive top-line data from the second of two fidaxomicin Phase 3 trials. In April 2010, we reported additional data during the 20th Annual European Congress of Clinical Microbiology and Infectious Diseases (ECCMID) which showed a clinically meaningful reduction in recurrence rates and higher global cure rates compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI, in both the hyper-virulent BI/NAP1/027 and the non-BI strain type subgroups. Clinical cure rates for fidaxomicin and Vancocin were similar in these two strain type subgroups. We reported additional data in May 2010 during Digestive Disease Week indicating that treatment with fidaxomicin significantly improved the recurrence rate and global cure rate in CDI patients requiring concomitant antibiotics, compared to vancomycin. We expect to report additional data from our second fidaxomicin Phase 3 trial at scientific and medical conferences throughout 2010. In November 2008, we reported positive data from the first fidaxomicin Phase 3 trial, the largest single comparative study ever conducted against Vancocin. The top-line analysis of data from these trials showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate compared to Vancocin. Fidaxomicin was also well-tolerated in the trials. We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States. We plan to submit a New Drug Application, or NDA, to the FDA in the second half of 2010 and are also preparing a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMA.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico. The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of TLUS compared to placebo. Based upon the results of these two Phase 3 trials we intend to submit an NDA for Pruvel in 2010. We intend to conduct a Phase 4 trial of Pruvel subsequent to a NDA submission to compare Pruvel to ciprofloxacin for the treatment of infectious diarrhea. We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea.

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

We previously acquired exclusive rights to two other product candidates: OPT-88, a disease-modifying intra-articular therapy for osteoarthritis which we licensed from TSRI and OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from MSKCC.  In October 2009, we entered into a number of transactions involving OBI, our subsidiary in Taiwan,  in which we sold 40% of our existing equity in OBI to a group of new investors and, simultaneously, we and the group of new investors purchased new common shares of OBI.  In connection with these transactions, we assigned to OBI certain of our patent rights and know-how related to OPT-88 and OPT-822/821 and also assigned to OBI our rights and obligations under the TSRI and MSKCC agreements.  We anticipate that OBI will use the proceeds from the sale of new common shares to fund the development of OPT-88 and OPT-822/821.  Following these transactions, we maintain a 60% equity interest in OBI and have the right to receive up to $10 million in future milestone payments for each product incorporating OPT-88 or OPT-822/821 and royalties on net sales of any such products.

In March 2010, we completed the sale of 4,887,500 shares of our common stock in a public offering with the net proceeds of  approximately $51.2 million.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and Pruvel.  We have never been profitable and have incurred significant net losses since our inception.  As of March 31, 2010, we had an accumulated deficit of $189.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development, regulatory approval and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Revenue Recognition

Our license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

In March 2010, the OBI Board of Directors approved a Stock Option Plan for equity awards. A total compensation expense of $984,000 and $638,000 was recognized in the three months ended March 31, 2010 and 2009, respectively.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. Due to Optimer’s and OBI’s limited historical data, the expected volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. The average expected term is calculated using the Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on Optimer’s and OBI’s dividend history as well as Optimer’s and OBI’s current projections. The risk-free interest rate for Optimer for periods approximating the expected terms of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The risk-free rate for OBI is based on the Central Bank of China interest rates.  These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Grant Revenues.  Grant revenues for the three months ended March 31, 2010 and 2009 was $297,000 and $83,000, respectively. The increase of $214,000, or 258%, was primarily due to an increase in research efforts related to an NIH grant.

Research and Development Expense.  Research and development expense for the three months ended March 31, 2010 and 2009 was $11.4 million and $8.9 million, respectively, an increase of $2.5 million, or 27%.   The increase is primarily due to the accrual of a $5.0 million milestone due to Par for the successful completion of the second fidaxomicin Phase 3 trial.  The increase is offset by the decrease in Pruvel development related expenses.

Marketing Expense.  Marketing expense of $269,000 for the three months ended March 31, 2010 was relatively consistent with the $195,000 for the three months ended March 31, 2009.

General and Administrative Expense.  General and administrative expense for the three months ended March 31, 2010 and 2009 was $2.4 million and $2.0 million, respectively.  The increase of $340,000, or 17%, was due to higher compensation expenses, including $499,000 of stock compensation expense, an increase of $182,000 over the same period in the prior year, as well as higher consulting expenses.

Interest Income and Other, net.  Net interest income and other for the three months ended March 31, 2010 and 2009 was $25,000 and $187,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2010, we received gross proceeds of approximately $256.2 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of March 31, 2010, cash, cash equivalents and short-term investments totaled approximately $81.2 million as compared to $38.2 million as of December 31, 2009, an increase of approximately $43.0 million.  We raised net proceeds of $51.2 million in a follow-on offering of our common stock in March 2010.  Of the $81.2 million, $5.7 million was held by OBI as of March 31, 2010.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates and prepare for regulatory submissions and commercialization.

In February 2007, we regained worldwide rights to fidaxomicin from Par under a prospective buy-back agreement.  We are obligated to pay Par a one-time $5.0 million milestone payment upon the completion of the second Phase 3 trial of fidaxomicin which we accrued during the quarter-ended March 31, 2010. We are also obligated to pay Par a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.   In connection with the exercise of our rights under the prospective buy-back agreement, Par assigned to us a supply agreement with Biocon. Under this agreement, Biocon is obligated to supply to us our requirements of the fidaxomicin active pharmaceutical ingredients for certain markets.

In June 2004, we entered into a license agreement with Nippon Shinyaku to which we acquired the non-exclusive right to import and purchase Pruvel, and the exclusive right (with the right to sublicense), within the United States, to develop, make, use, offer to sell, sell and license products suitable for consumption by humans containing Pruvel.  Under the terms of the agreement, we will be required to pay Nippon Shinyaku a milestone payment in the amount of $1.0 million upon the submission, if any, of a NDA for Pruvel in the United States.

In October 2008, our Compensation Committee adopted a Severance Benefit Plan covering certain eligible employees of the Company, including executive officers.  In May 2010, the Severance Benefit Plan was amended and restated.  Pursuant to the plan, upon an involuntary termination other than for cause or a constructive termination, an eligible employee may be entitled to receive specified severance benefits. The benefits may include cash severance payments and acceleration of stock award vesting.  The level of benefits provided under the plan depends upon an eligible employee’s position and years of service, and whether the termination is related to a change in control.

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

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the costs of preparing applications for regulatory approvals and the timing of such approvals;

•                  the costs of establishing sales or distribution capabilities and the timing of such efforts;

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of March 31, 2010 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended March 31, 2010 would have resulted in approximately a $2,800 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Fair Value Measurements

All of our investment securities are available-for-sale securities and are reported on the consolidated balance sheet at market value except for one auction rate preferred security, or ARPS, with a par value of approximately $1.0 million. As a result of the negative conditions in the global credit markets, our ARPS is currently not liquid.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until the security is redeemed by the issuer or it matures.

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the quarter ended March 31, 2010 have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We do not have any foreign currency hedging instruments in place.

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

Certain transactions related to us and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the Taiwan dollars.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II — OTHER INFORMATION

Item 1a. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2010, we had an accumulated deficit of approximately $189.0 million.  We have generated no revenues from product sales to date.  We have funded our operations through March 31, 2010 from the sale of approximately $256.2 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we prepare submissions for regulatory approval of our lead product candidates, build our marketing and sales capabilities and continue our clinical trial and research and development initiatives.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize fidaxomicin and Pruvel or develop and commercialize our other product candidates, or continue our other research and development programs.*

We will require additional capital to commercialize our current lead product candidates, fidaxomicin and Pruvel.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Since 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We are subject to a number of additional risks associated with our dependence on collaborations with third parties.  Conflicts may arise between us and collaborators, such as conflicts concerning the payment or reimbursement of development and commercialization costs, the strategies for developing and commercializing product candidates subject to the collaboration, the achievement of milestones, the interpretation of financial provisions, the ownership of intellectual property developed during the collaboration or the interpretation of clinical data.  If any such conflicts arise, a collaborator could act in its own self-interest, which may be adverse to our best interests.  Any such disagreement between us and a collaborator could result in one or more of the following, each of which could delay or prevent the development or commercialization of fidaxomicin, and our other product candidates, and in turn prevent us from generating sufficient revenues to achieve or maintain profitability:

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 73 employees as of April 30, 2010.  To commercialize our product candidates or commence new clinical trials, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

In both the United States and certain foreign jurisdictions, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably.  In the United States, the Federal government recently passed healthcare reform legislation.  Many of the details regarding the implementation of this legislation are yet to be determined and such implementation may ultimately adversely affect our business.  We also cannot be certain that fidaxomicin and Pruvel or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If fidaxomicin and Pruvel or other current or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of the recently-passed healthcare reform legislation and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for fidaxomicin and Pruvel.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We may not be able to liquidate our holding in an auction rate security.*

Our investment securities consist of money market funds, corporate debt securities and government agency securities. As of March 31, 2010, we held one auction rate preferred security valued at $882,000 with perpetual maturity dates that reset every 28 days.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At March 31, 2010, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(6)	Form of Warrant to Purchase Common Stock.
10.1	(7)	Summary of Optimer Pharmaceuticals, Inc. 2010 Incentive Compensation Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)                                    Filed with Registrant’s Registration Statement on Form S-1 November 9, 2006.

(2)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.

(3)                                    Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.

(4)                                  Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(5)                                    Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                                    Filed with Registrant’s Current Report on Form 8-K on March 5, 2009.

(7)                                    Filed with Registrant’s Current Report on Form 8-K on March 11, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 5, 2010	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)