Form 10-Q
period 2010-06-30
OPTIMER PHARMACEUTICALS INC
filed 2010-08-04
CIK 1142576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33291

OPTIMER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0830300 (I.R.S. Employer Identification No.)

10110 Sorrento Valley Road, Suite C San Diego, CA (Address of principal executive offices)	92121 (zip code)

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 30, 2010 was 38,942,753 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,377,616	$17,054,328
Short-term investments	35,180,463	21,131,145
Research grant and contract receivables	65,482	84,164
Prepaid expenses and other current assets	751,501	332,695
Total current assets	67,375,062	38,602,332
Property and equipment, net	803,989	672,896
Long-term investments	882,000	882,000
Other assets	503,741	498,762
Total assets	$69,564,792	$40,655,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,447,820	$2,625,240
Accrued expenses	2,113,604	5,025,669
Total current liabilities	5,561,424	7,650,909
Deferred rent	200,179	253,474
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 38,356,991 shares and 33,139,373 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	38,357	33,139
Additional paid-in capital	260,035,131	205,114,914
Accumulated other comprehensive income	302,681	38,063
Accumulated deficit	(199,031,315)	(175,474,665)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	61,344,854	29,711,451
Noncontrolling interest	2,458,335	3,040,156
Total stockholders’ equity	63,803,189	32,751,607
Total liabilities and stockholders’ equity	$69,564,792	$40,655,990

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Research grants	$357,436	$324,778	$654,873	$407,790
Collaborative research agreements	—	100,000	—	100,000
Total revenues	357,436	424,778	654,873	507,790
Operating expenses:
Research and development	6,419,251	10,737,277	17,780,830	19,651,349
Marketing	656,464	266,267	925,058	461,063
General and administrative	3,686,442	1,871,309	6,075,154	3,919,809
Total operating expenses	10,762,157	12,874,853	24,781,042	24,032,221
Loss from operations	(10,404,721)	(12,450,075)	(24,126,169)	(23,524,431)
Interest income and other, net	53,719	88,070	78,497	275,038
Consolidated net loss	$(10,351,002)	$(12,362,005)	$(24,047,672)	$(23,249,393)
Net loss attributable to noncontrolling interest	290,105	—	491,020	—
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(10,060,897)	$(12,362,005)	$(23,556,652)	$(23,249,393)
Basic and diluted net loss per share attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.27)	$(0.37)	$(0.66)	$(0.73)
Shares used to compute basic and diluted net loss per share attributable to common stockholders	38,306,910	33,083,447	36,663,380	31,816,553

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2009

Operating activities
Net loss	$(24,047,672)	$(23,249,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,869	120,907
Stock based compensation	2,349,167	1,343,348
Stock awards	802,100	—
Deferred rent	(53,295)	33,324
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(418,806)	47,794
Research grant and contract receivables	18,682	(113,680)
Other assets	(4,979)	79
Accounts payable and accrued expenses	(2,089,485)	376,756
Net cash used in operating activities	(23,302,419)	(21,440,865)

Investing activities
Purchases of short-term investments	(35,058,358)	(22,681,668)
Sales or maturity of short-term investments	21,000,000	20,453,000
Purchases of property and equipment	(272,965)	(50,615)
Net cash provided (used) by investing activities	(14,331,323)	(2,279,283)

Financing activities
Proceeds from sale of common stock	51,774,170	33,159,511
Net cash provided by financing activities	51,774,170	33,159,511
Effect of exchange rate changes on cash and cash equivalents	182,860	(1,115)
Net increase in cash and cash equivalents	14,323,288	9,438,248
Cash and cash equivalents at beginning of period	17,054,328	16,778,880
Cash and cash equivalents at end of period	$31,377,616	$26,217,128

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing hospital specialty products.  The Company currently has two anti-infective product candidates, fidaxomicin, for the treatment of Clostridium difficile-infection (“CDI”), and Pruvel™ (prulifloxacin), for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The Company’s auction rate preferred security (“ARPS”) is classified as a noncurrent available-for-sale security in the consolidated balance sheet because of the Company’s intent and ability to hold this security until the market for ARPSs returns or until the issuer refinances the underlying security.

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

In the statement of operations for the three months and six months ended June 30, 2009 included in this filing, the Company reclassified $209,000 and $324,000, respectively, of medical affairs department expenses from marketing expenses to research and development expenses to be consistent with the classification in the three months and six months ended June 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  Consolidated comprehensive loss was $10.3 million and $12.4 million for the three months ended June 30, 2010 and 2009, respectively.  Consolidated comprehensive loss was $23.9 million and $23.2 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the unrealized gain on investments and the gain on foreign currency translation adjustment was $4,919 and $297,762, respectively. As of December 31, 2009, the unrealized gain on investments and the cumulative loss on foreign currency adjustment was $13,959 and $52,022, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding. Common equivalent shares consist of common shares issuable upon the

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented. As of June 30, 2010 and 2009, there were 3,898,024 and 2,543,383 shares of common stock, respectively, issuable upon the exercise of stock options and warrants which were excluded from the calculation, as their effect would have been antidilutive.

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

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued amendments related to the revenue recognition method for milestone payments in research and development agreements.  Under these amendments, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The amendments are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position, cash flow or results of operations.

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$31,377,616	$—	$—	$31,377,616
Marketable securities	$35,180,463	$—	$—	$35,180,463
Auction rate preferred securities	$—	$—	$882,000	$882,000

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Level 1:	Quoted prices in active markets for identical assets and liabilities; or

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:	Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities as of June 30, 2010
Beginning balance at January 1, 2010	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at June 30, 2010	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of June 30, 2010, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of June 30, 2010, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate this security in the near term.

4.     Short-Term Investments

The following is a summary of the Company’s short-term investment securities, all of which are classified as available-for-sale. The determination of estimated fair value is based upon quoted market prices as of the dates presented.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	June 30, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$33,175,548	$7,774	$(2,859)	$35,180,463

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$21,117,189	$14,235	$(279)	$21,131,145

Investments in net unrealized loss positions as of June 30, 2010 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	9	$10,152,039	$(2,859)	$—	$—	$10,152,039	$(2,859)

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$35,175,548	$35,180,463

The weighted-average maturity of our short-term investments as of June 30, 2010 and 2009, was approximately four months and five months, respectively.

Evaluating Investments for Other-than Temporary Impairments

The Company considered a number of factors to determine whether the decline in value in its investments was other than temporary, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, except for the ARPS which the Company recorded as an other temporary impairment in 2008, the Company believes that the decline in value of its short-term investments is temporary and primarily related to the change in market interest rates since purchase.  The Company determined that it does not intend to sell its short-term investments and it is not more likely than not that the Company will be required to sell its short-term investments before recovery of their amortized cost bases, which may not occur until maturity. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

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

The following table reconciles equity attributable to noncontrolling interest:

For the Six Months Ended June 30, 2010
Noncontrolling interest, January 1, 2010	$3,040,156
Net loss attributable to noncontrolling interest	(491,021)
Translation adjustments	(90,800)
Noncontrolling interest, June 30, 2010	$2,458,355

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold warrants to purchase up to an aggregate of 91,533 shares of its common stock. The warrants are exercisable at an exercise price of $10.93 per share and will expire five years from March 9, 2009.

6.              Stock Based Compensation

Optimer Pharmaceuticals, Inc.

Stock Options

Optimer has in effect the 2006 Equity Incentive Plan (“2006 Plan”) which became effective upon the effectiveness of the Optimer’s initial public offering in 2007. Optimer’s 1998 Stock Plan (“1998 Plan”) was terminated upon the effectiveness of Optimer’s initial public offering after which Optimer ceased granting options under the 1998 Plan. Options granted under both the 1998 Plan and the 2006 Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder) and vest over a period of four years. The exercise price of options granted must at least be equal to the fair market value of Optimer’s common stock on the date of grant.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Performance-Based Stock Options, Performance-Based Restricted Stock Units, and Stock Awards

On May 5, 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of its Board of Directors.  Pursuant to Mr. Lichtinger offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Dr. Chang has continued to serve as a member of the Company’s Board of Directors as Chairman and following Dr. Chang’s appointment as Chairman, Dr. Chang received a grant of 65,000 fully-vested shares of common stock.

The performance-based stock options, performance-based restricted stock units and stock grant were made under the 2006 Plan.

Employee Stock Purchase Plan

Optimer also grants stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, performance based stock options, performance based restricted stock units, and ESPP purchase rights during the three months and six months ended June 30, 2010 and 2009, using the Black-Scholes option pricing model:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	2.66-3.53%	2.00%	2.66-3.53%	2.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.05-10.00	6.08	5.02-10.00	5.27-6.08
Volatility	71.24-79.07%	69.93%	71.24%-79.07%	69.93%

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
ESPP	2010	2009	2010	2009
Risk-free interest rate	0.19-0.20%	0.30-0.31%	0.17-0.20%	0.30-0.43%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6 months	6 months	6 months	6 months
Volatility	34.23 -39.62%	62.93 -68.27%	34.08% - 39.62%	62.93-74.94%

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

During the quarter ended June 30, 2010, Optimer recorded stock-based compensation expense of $190,253 related to both performance based and non-performance based stock options issued to consultants.

Total stock-based compensation expense related to all of Optimer’s stock options, restricted stock units, stock awards issued to employees and employee stock purchases, recognized for the three months and six months ended June 30, 2010 and 2009, was comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$406,145	$293,570	$790,142	$520,417
Marketing	94,997	92,580	188,308	185,755
General and administrative	1,623,761	319,043	2,091,006	637,176
Stock-based compensation expense	$2,124,903	$705,173	$3,069,456	$1,343,348

As of June 30, 2010, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $10.9 million and the related weighted-average period over which it is expected to be recognized is approximately 3.7 years.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI during the three and six months ended June 30, 2010 and 2009, using the Black-Scholes option pricing model:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Risk-free interest rate	1.375%	1.25-1.375%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	92.14%	91.65-92.14%

The risk-free interest rate assumption was based on the Central Bank of China interest rates.  The assumed dividend yield was based on OBI’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to OBI’s limited history.  Due to OBI’s limited historical data, OBI used the historical volatility of OBI’s peers whose share prices are publicly available to estimate the volatility rate of OBI options.

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Research and development	$11,592	$19,026
General and administrative	30,325	62,785
Stock-based compensation expense	$41,917	$81,811

At June 30, 2010, the total unrecognized stock-based compensation expense relating to OBI’s unvested stock-based awards granted to employees, net of forfeitures, was $506,161, which OBI anticipates recognizing as a charge against income over a weighted average period of 3.4 years.

7.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases (“NIAID”). This grant was awarded in September 2007 and is renewable for $1 million each year until August 2010, up to a maximum of $3 million. The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended June 30, 2010 and 2009, the Company recognized revenues related to research grants of $357,436, and $324,778, respectively. For the six months ended June 30, 2010 and 2009, the Company recognized revenues related to research grants of $654,873, and $407,790, respectively.

Other Collaborative Agreements

Par Pharmaceutical, Inc.

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceutical, Inc. (“Par”) under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in the quarter ended June 30, 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin.  The Company may be obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Biocon Limited

In May 2010, the Company entered into a long-term supply agreement with Biocon Limited (“Biocon”) for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient (“API”).   Pursuant to the agreement, Biocon agreed to manufacture and supply the Company up to certain limits, fidaxomicin API and subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and the Company may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  The Company expensed the entire $2.5 million in the second quarter of 2009 because at the time of payment the recovery of up to $1.5 million could not be assured.  The Company may be obligated to make additional payments to Biocon if it fails to meet the minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtains marketing authorization for fidaxomicin in the United States or Canada.  The supply agreement will be terminated earlier in the event that the Company does not obtain marketing authorization for fidaxomicin in the United States or Canada prior to December 31, 2013.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.  The supply agreement terminated and supersede the prior supply agreement with Biocon, dated August 29, 2005, which was assigned to the Company by Par in February 2007.

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

Cempra Pharmaceuticals, Inc.

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra Pharmaceuticals, Inc. (“Cempra”).  The Company granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations (“ASEAN”) countries, with the right to sublicense, to the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the license, the Company obtained equity of Cempra and the Company assigned no value to such equity.   Pursuant to the terms of the agreement, in July 2010, the Company received a $500,000 milestone payment from Cempra for the continuing development of a next generation macrolide, CEM-101, for the treatment of respiratory infections. The Company may receive additional milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  The

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Company will also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops under the agreement which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

Memorial Sloan-Kettering Cancer Center

In July 2002, the Company entered into a license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of its common stock.  In anticipation of the various transactions involving OBI which the Company completed in October 2009, the Company assigned its rights and obligations under this agreement to OBI. Under the agreement, which was amended in June 2005, OBI owes MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that OBI, and not a sublicensee, achieves such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI receives from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Optimer Biotechnology, Inc.

In October 2009, the Company assigned to OBI certain of its patents and know how related to OPT-88 and OPT-822/821 and also assigned to OBI its rights and obligation under license agreements with MSKCC and TSRI.  Under the agreement with OBI, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by the Company to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements.

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

8.     Subsequent Event

In July 2010, the Company received a $500,000 milestone payment from Cempra under the terms of a licensing agreement between the companies.  The milestone payment was made as a result of Cempra’s continuing development of a next-generation macrolide (CEM-101) for the treatment of respiratory infections. Cempra licensed CEM-101 from Optimer and has successfully completed a Phase 1 study.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

In July 2010, the Company issued 585,762 shares of common stock to AFOS, LLC as consideration for the engagement of an affiliate of AFOS to provide certain services to the Company and the affiliate’s obligation to provide such services.  The shares are subject to various lock-up periods during which AFOS may not transfer such shares, except under certain exceptions.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products. Our current development efforts are focused on products that treat gastrointestinal infections and related diseases where current therapies have limitations, including limited efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance. We currently have two late-stage anti-infective product candidates, fidaxomicin and Pruvel™ (prulifloxacin).

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption. We are developing fidaxomicin for the treatment of CDI, the most common nosocomial, or hospital acquired, diarrhea. We have completed two fidaxomicin Phase 3 trials which showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate and significantly higher global cure rate (defined as cure with no recurrence within four weeks of completing therapy) compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI. The data also indicated that treatment with fidaxomicin significantly improved the recurrence rate and global cure rate in CDI patients requiring concomitant antibiotics, compared to vancomycin.  Fidaxomicin was also well-tolerated in the trials. We have also reported additional data from the second Phase 3 trial showing a clinically meaningful reduction in recurrence rates and higher global cure rates compared to Vancocin in both the hyper-virulent BI/NAP1/027 and the non-BI strain type subgroups. Clinical cure rates for fidaxomicin and Vancocin were similar in these two strain type subgroups. We expect to report additional data from our second fidaxomicin Phase 3 trial at scientific and medical conferences throughout the second half of 2010.

We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States. We have submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. We plan to submit a New Drug Application, or NDA, to the FDA in the second half of 2010.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and

Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico. The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of time to last unformed stool compared to placebo. Based upon the results of these two Phase 3 trials we intend to submit an NDA for Pruvel in the first quarter of 2011. We plan to initially seek approval for Pruvel for the treatment of infectious diarrhea.

We are developing additional product candidates using our proprietary technology, including our Optimer One-Pot Synthesis, or OPopS™ drug discovery platform. OPopS is a computer-aided technology that allows the development of potential drug candidates through carbohydrate mediated medicinal chemistry and enables the rapid synthesis of a wide variety of proprietary molecules. It includes GlycoOptimization, which enables the modification of a carbohydrate group on an existing drug to improve its properties, and De Novo Glycosylation, which introduces new carbohydrate groups on existing drugs to create new patentable compounds with improvement of pharmacokinetics.

We previously acquired exclusive rights to two other product candidates: OPT-88, a disease-modifying intra-articular therapy for osteoarthritis which we licensed from the Scripps Research Institute, or TSRI, and OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from Memorial Sloan-Kettering Cancer Center, or MSKCC.  In October 2009, we assigned to OBI certain of our patent rights and know-how related to OPT-88 and OPT-822/821 and also assigned to OBI our rights and obligations under the TSRI and MSKCC agreements. OBI recently filed an IND in Taiwan for OPT-822/821 and plans to initiate a Phase 2/3 clinical trial in Asia in the second half of 2010.  Other potential indications for OPT-822/821 are being evaluated.  After further evaluation, OBI has determined not to pursue additional development of OPT-88.  We maintain a 60% equity interest in OBI and have the right to receive up to $10 million in future milestone payments for OPT-822/821 as well as royalties on net sales of this product.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and Pruvel.  We have never been profitable and have incurred significant net losses since our inception.  As of June 30, 2010, we had an accumulated deficit of $199.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development, regulatory approval and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

Critical Accounting Policies

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures.  Actual results could differ from those estimates. While our significant accounting policies are described in more detail in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Accrued Expenses

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

Total consolidated compensation expense of $2.2 million and $705,000 was recognized in the three months ended June 30, 2010 and 2009, respectively.  Total consolidated compensation expense of $3.2 million and $1.3 million was recognized in the six months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense recognized during the three months and six months ended June 30, 2010 include expense from performance-based stock options and restricted stock units granted to Pedro Lichtinger and Michael Chang in May 2010.

Stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our stock awards and restricted stock units based on the quoted market price of our common stock.

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. Due to Optimer’s and OBI’s limited historical data, the expected volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. The average expected term is calculated using the Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on Optimer’s and OBI’s dividend history as well as Optimer’s and OBI’s current projections. The risk-free interest rate for Optimer is based on the United States Treasury rate for the U.S. Treasury zero-coupon bonds with maturities similar to the periods approximating the expected terms of the options. The risk-free rate for OBI is based on the Central Bank of China interest rates. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Collaboration Research and Grant Revenues.  Collaboration research and grant revenues for the three months ended June 30, 2010 and 2009 were $357,000 and $425,000, respectively. The decrease of $68,000, or 16%, was primarily due to a decrease in collaboration research revenue offset by an increase in research funding related to an NIH grant.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2010 and 2009 was $6.4 million and $10.7 million, respectively, a decrease of $4.3 million, or 40%.   The decrease was primarily due to a decrease in fidaxomicin and Pruvel development expenses. Additionally, the prior year’s expenses included certain manufacturing set-up expenses that were reimbursed to Biocon Limited.

Marketing Expense.  Marketing expense for the three months ended June 30, 2010 and 2009 was $656,000 and $266,000, respectively.  The increase of $390,000, or 147%, was primarily due to increased market research efforts on our fidaxomicin program.

General and Administrative Expense.  General and administrative expense for the three months ended June 30, 2010 and 2009 was $3.7 million and $1.9 million, respectively.  The increase of $1.8 million, or 95%, was due to higher compensation expenses, including $1.6 million of stock compensation expense, an increase of $1.3 million over the same period in the prior year.

Interest Income and Other, net.  Net interest income and other for the three months ended June 30, 2010 and 2009 was $54,000 and $88,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Comparison of Six Months Ended June 30, 2010 and 2009

Collaboration Research and Grant Revenues.  Collaboration research and grant revenues for the six months ended June 30, 2010 and 2009 were $655,000 and $508,000, respectively. The increase of $147,000, or 29%, was primarily due to an increase in research funding related to an NIH grant.

Research and Development Expense.  Research and development expense for the six months ended June 30, 2010 and 2009 was $17.8 million and $19.7 million, respectively, a decrease of $1.9 million, or 10%.   The decrease was primarily due to a decrease in fidaxomicin and Pruvel development expenses and manufacturing set-up expenses reimbursable to Biocon Inc. incurred in the prior year.  The decrease was offset by a $5.0 million milestone paid to Par for the successful completion of the second fidaxomicin Phase 3 trial.

Marketing Expense.  Marketing expense for the six months ended June 30, 2010 and 2009 was $925,000 and $461,000, respectively.  The increase of $464,000, or 101%, was primarily due to increased market research efforts on our fidaxomicin program.

General and Administrative Expense.  General and administrative expense for the six months ended June 30, 2010 and 2009 was $6.1 million and $3.9 million, respectively.  The increase of $2.2 million, or 56%, was due to higher compensation expenses, including $2.1 million of stock compensation expense, an increase of $1.5 million over the same period in the prior year, as well as higher consulting expenses.

Interest Income and Other, net.  Net interest income and other for the six months ended June 30, 2010 and 2009 was $78,000 and $278,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through June 30, 2010, we received gross proceeds of approximately $256.2 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of June 30, 2010, cash, cash equivalents and short-term investments totaled approximately $66.6 million as compared to $38.2 million as of December 31, 2009, an increase of approximately $28.4 million.  The increase in our cash, cash equivalent and short-term investments was primarily due to the $51.2 million raised in a follow-on offering of our common stock in March 2010, offset by the use of cash for our operating expenses.  Of the $66.6 million, $5.0 million was held by OBI as of June 30, 2010.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates and prepare for regulatory submissions and commercialization.

In February 2007, we regained worldwide rights to fidaxomicin from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in the quarter ended June 30, 2010 for our successful completion of the second pivotal Phase 3 trial for fidaxomicin.  We are also obligated to pay Par a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

In May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the Supply Agreement in the form of discounted prices for fidaxomicin API.  We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

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

In October 2009, we entered into certain transactions with our subsidiary, OBI, pursuant to which we assigned certain intellectual property rights and license agreements to OBI related to our OPT-88 and OPT-822/821 product candidates.  In connection with these transactions, we entered into a financing agreement with OBI and a group of new investors.  Under the terms of the financing agreement, if OBI achieves certain development milestones with respect to OPT-88 and OPT-822/821, we and the group of new investors may be required to purchase approximately an additional $8.6 million and $5.7 million, respectively, of new OBI common shares. In light of OBI’s decision to not pursue further development of OPT-88, we do not expect that we will be required to purchase the additional OBI common shares until such time, if ever, that we and the group of new investors agree to waive the milestone requirements with respect to OPT-88.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the costs of preparing applications for regulatory approvals and the timing of such approvals;

•                  the costs of establishing sales or distribution capabilities and the timing of such efforts;

•                  our decision to conduct future clinical trials, including the timing and progress of such clinical trials;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of June 30, 2010 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended June 30, 2010 would have resulted in approximately a $11,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the three months and six months ended June, 2010 have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We do not have any foreign currency hedging instruments in place.

We have conducted clinical trials in Europe in conjunction with INC Research, our CRO, where we had clinical sites being monitored by clinical research associates. While invoices relating to these clinical trials are generally denominated in U.S. dollars, our financial results could be affected by factors such as inflation in foreign currencies, in relation to the U.S. dollar, in markets where these vendors have assisted us in conducting these clinical trials.

Certain transactions related to us and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the Taiwan dollar.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2010, we had an accumulated deficit of approximately $199.0 million.  We have generated no revenues from product sales to date.  We have funded our operations through June 30, 2010 from the sale of approximately $256.2 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we prepare submissions for regulatory approval of our lead product candidates, build our marketing and sales capabilities and continue our clinical trial and research and development initiatives.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

If we fail to obtain additional financing, we may be unable to commercialize fidaxomicin and Pruvel or develop and commercialize other product candidates, or continue our other research and development programs.*

We will require additional capital to commercialize our current lead product candidates, fidaxomicin and Pruvel.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Since 2008, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

We may also experience delays in submitting NDAs to the FDA and/or delays in the FDA review of our NDA submissions.  If we experience difficulty or delays in acquiring and assembling the extensive information needed to support an NDA filing for fidaxomicin or Pruvel, our NDA submissions with respect to these product candidates may be impaired or delayed, which could negatively impact our or a collaborator’s ability to successfully commercialize these product candidates.  After we submit an NDA filing with the FDA, we may also experience delays in the FDA’s review process.  As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for fidaxomicin or Pruvel, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

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

The FDA has substantial discretion in the approval process and may either refuse to consider our applications for substantive review or may form the opinion after review of our data that our applications are insufficient to allow approval of our product candidates.  If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  For example, we intend to rely in part on certain legacy data from a third party to support an NDA for Pruvel. If the FDA deems this data to be insufficient, it may delay our submission of a NDA for Pruvel and could require us to complete additional studies.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects.

Even after completing clinical trials and other studies, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of fidaxomicin for which we currently have exclusive worldwide marketing rights.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, if our MAA filing for fidaxomicin is rejected or unanticipated concerns are raised by the EMA during its review, a subsequent NDA submission for fidaxomicin could be negatively impacted. Other than Pruvel, which is sold by other parties in Japan, Italy and certain other European countries, none of our product candidates is approved for sale in any international market for which we have rights. If we fail to comply with regulatory requirements in our international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to fidaxomicin and Xifaxan®/rifaxamin with respect to Pruvel, and generic antibiotics such as metronidazole and oral vancomycin with respect to fidaxomicin and ciprofloxacin with respect to Pruvel.  In addition, we anticipate that fidaxomicin will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including fidaxomicin and Pruvel.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products. *

We outsource all manufacturing of clinical trial supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the fidaxomicin API.   We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

Our ability to develop and commercialize fidaxomicin and Pruvel and any other product candidates depends in part on our ability to arrange for collaborators or other third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for clinical testing and eventual commercialization.  We have not yet manufactured commercial batches of fidaxomicin, Pruvel or any of our other product candidates.  Collaborators or third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Such difficulties could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.  The inability of us or our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms would cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Specifically, Biocon is currently our sole supplier of fidaxomicin API.  While we work closely with Biocon to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  A reduction or interruption in our supply of fidaxomicin API from Biocon, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture fidaxomicin in a timely or cost effective manner to make our related product sales. Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve, and the time it will take us or a third party manufacturer to develop such large-scale processes and capabilities may delay any product launch following regulatory approval.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin API and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen, as well as Angelini and Patheon, to manufacture Pruvel drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

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

Our license agreement with Nippon Shinyaku provides us with an exclusive license to develop and commercialize Pruvel for any indication in the United States, with a right to sublicense to third parties.  In the event Nippon Shinyaku is not able to supply us with Pruvel, the license agreement provides us with a non-exclusive, worldwide right and license to manufacture or have Pruvel manufactured for us.  Either we or Nippon Shinyaku may terminate the license agreement immediately upon the bankruptcy or dissolution of the other party or upon a breach of any material provision of the agreement if the breach is not cured within 60 days following written notice.  In addition, we are entitled to terminate the agreement in the event that the FDA compels us to cease sales of Pruvel in the United States.  If our license agreement with Nippon Shinyaku terminates, we will lose our rights to develop, manufacture and commercialize Pruvel and our potential revenues would be limited.  Similarly, if our agreement with TSRI, for the license of our OPopS technology is terminated, we will not be able to further develop future product candidates using our OPopS technology, and our third party licensees may be unable to continue development of our existing out-licensed product candidates.

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

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates or negatively affect sales of any marketed product.*

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In our Phase 3 clinical trials of fidaxomicin, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with Pruvel have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Adverse events encountered in any post-approval studies may also harm our collaborators’ efforts to market our product candidates or could result in withdrawal of regulatory approvals.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We have relied and in the future may rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain regulatory approval for or commercialize our product candidates.*

We have in the past entered into agreements with third-party CROs, such as INC Research, to provide monitors for and to manage data for our clinical programs.

We and any CROs conducting clinical trials for our product candidates are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs that conduct clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.  We cannot assure you that, upon inspection, the FDA will determine that any clinical trials of our product candidates comply with GCPs.  In addition, our clinical trials must be conducted with product produced under cGMP regulations, and require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would be costly and delay the regulatory approval process and commercialization of our product candidates.

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

We rely on our majority-owned subsidiary, OBI, for the development of one of our product candidates.*

In October 2009, we completed a number of transactions involving our subsidiary, OBI, including the sale of 40% of our ownership interest in OBI to various third party investors.  In connection with these transactions, we assigned to OBI, and OBI assumed from us, our rights and obligations under our license agreement with MSKCC related to our OPT-822/821 product candidate and our rights and obligations under one of our license agreements with TSRI related to our OPT-88 product candidate.  We also assigned to OBI certain of our intellectual property and know-how related to these two product candidates. In exchange for these assignments, we have the right to receive certain milestone or royalty payments relating to these product candidates.

OBI subsequently decided not to pursue further development of OPT-88, and we cannot assure you that OBI will successfully advance the development of OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreement with MSKCC, the agreement may be terminated and we may not be able to re-assume our rights under the agreement.  If the agreement with MSKCC was terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-822/821.  Moreover, the addition of third party investors in OBI has also diminished our ability to control OBI, which is now subject in some respects to the rights of the third party minority stockholders.  In the future, additional equity financings or other issuances of equity securities or securities convertible into equity by OBI may further reduce our ownership position in OBI and we may not maintain a controlling interest in OBI.  To the extent that we do not maintain a controlling equity interest in OBI in the future, we would have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-822/821 and complies with its obligations under the MSKCC agreement.  Finally, OBI will need additional funds to further develop and commercialize OPT-822/821,  and OBI may not be able to secure adequate funding or be able to do so on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-822/821, we will not receive milestone or royalty payments with respect to this product candidate, and the value of our OBI equity position would likely diminish.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 81 employees as of July 30, 2010.  To commercialize our product candidates or commence new clinical trials, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  To that end, we must be able to:

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell our product candidates profitably.*

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•                  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their overage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective in January 2010;

•                  new requirements to report certain financial arrangements with physicians, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•                  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•                  a licensure framework for follow-on biologic products; and

•                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for fidaxomicin and Pruvel.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

We have filed 17 patent applications related to fidaxomicin, one of which has resulted in the issuance of a polymorph patent and one of which has resulted in a manufacturing patent, from the United States Patent and Trademark Office, or US PTO, and 15 of which are pending.

The patent and patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter (issued in Taiwan);

•                  pharmaceutical composition and methods of use;

•                  polymorphic forms (issued in U.S. with respect to one polymorphic form) and pharmaceutical compositions thereof;

•                  manufacturing processes (issued in U.S. and Australia);

•                  treatment of diseases;

•                  formulation;

•                  selected CDI patient profiles; and

•                  primary metabolites.

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

In addition, we currently plan to submit an NDA for Pruvel for the treatment of infectious diarrhea in the first quarter of 2011.  The composition of matter patent covering Pruvel expired in February 2009.  In 2009, our licensor, Nippon Shinyaku received a patent from the US PTO which covers the polymorphic form of a key intermediate in the manufacturing process for Pruvel.  Despite its issuance, this patent may later be challenged by a third party or fail to prevent

a third party from producing and marketing a generic form of Pruvel in the United States.   If we are unable to rely on the recently-issued polymorph patent, we will likely rely on one or more regulatory marketing exclusivities for Pruvel in the United States.  Specifically, if our NDA for Pruvel is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Pruvel, if the recent polymorph patent is insufficient to maintain exclusivity in the United States with respect to Pruvel, we may face generic competition in the United States five years after our NDA for Pruvel is approved by the FDA. If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from Pruvel sales in the U.S. will be limited.

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

We may not be able to liquidate our holding in an auction rate security.*

Our investment securities consist of money market funds, corporate debt securities and government agency securities. As of June 30, 2010, we held one auction rate preferred security valued at $882,000 with perpetual maturity dates that reset every 28 days.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At June 30, 2010, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(6)	Form of Warrant to Purchase Common Stock.
10.1		Amended and Restated Severance Benefit Plan of Optimer Pharmaceuticals, Inc.
10.2	*	API Manufacturing and Supply Agreement between Biocon Limited and Optimer Pharmaceuticals, Inc.
10.3	(7)	Offer Letter, dated May 5, 2010, by and between Mr. Pedro Lichtinger and Optimer Pharmaceuticals, Inc.
10.4	(7)	Separation and Consulting Agreement, dated May 5, 2010, by and between Michael Chang and Optimer Pharmaceuticals, Inc.
10.5	(8)	Compensation Agreement, dated July 22, 2010, by and between Optimer Pharmaceuticals, Inc. and AFOS, LLC.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.
(4)	Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.
(5)	Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.
(6)	Filed with Registrant’s Current Report on Form 8-K on March 5, 2009.
(7)	Filed with Registrant’s Current Report on Form 8-K on May 6, 2010.
(8)	Filed with Registrant’s Current Report on Form 8-K on July 22, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 4, 2010	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)