Form 10-Q
period 2010-09-30
OPTIMER PHARMACEUTICALS INC
filed 2010-11-03
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 29, 2010 was 39,075,816 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,085,967	$17,054,328
Short-term investments	31,611,954	21,131,145
Research grant and contract receivables	54,872	84,164
Prepaid expenses and other current assets	600,249	332,695
Total current assets	59,353,042	38,602,332
Property and equipment, net	746,178	672,896
Long-term investments	882,000	882,000
Other assets	503,529	498,762
Total assets	$61,484,749	$40,655,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,565,072	$2,625,240
Accrued expenses	2,667,698	5,025,669
Total current liabilities	6,232,770	7,650,909
Deferred rent	173,202	253,474
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 38,972,010 shares and 33,139,373 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	38,972	33,139
Additional paid-in capital	263,596,046	205,114,914
Accumulated other comprehensive income	304,685	38,063
Accumulated deficit	(210,868,403)	(175,474,665)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	53,071,300	29,711,451
Noncontrolling interest	2,007,477	3,040,156
Total stockholders’ equity	55,078,777	32,751,607
Total liabilities and stockholders’ equity	$61,484,749	$40,655,990

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Research grants	$169,137	$176,202	$824,010	$583,992
Collaborative research agreements	500,000	—	500,000	100,000
Total revenues	669,137	176,202	1,324,010	683,992
Operating expenses:
Research and development	8,076,278	7,192,383	25,857,108	26,519,447
Marketing	2,130,232	393,864	3,055,290	1,179,212
General and administrative	2,713,984	2,030,137	8,789,138	5,949,946
Total operating expenses	12,920,494	9,616,384	37,701,536	33,648,605
Loss from operations	(12,251,357)	(9,440,182)	(36,377,526)	(32,964,613)
Interest income and other, net	22,894	33,935	101,391	308,973
Consolidated net loss	$(12,228,463)	$(9,406,247)	$(36,276,135)	$(32,655,640)
Net loss attributable to noncontrolling interest	391,375	—	882,395	—
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(11,837,088)	$(9,406,247)	$(35,393,740)	$(32,655,640)
Basic and diluted net loss per share attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.30)	$(0.28)	$(0.95)	$(1.01)
Shares used to compute basic and diluted net loss per share attributable to Optimer Pharmaceuticals, Inc. common stockholders	38,816,782	33,103,345	37,389,070	32,250,194

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating activities
Net loss	$(36,276,135)	$(32,655,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,005	185,615
Stock based compensation	4,231,152	2,085,556
Stock awards	802,100	—
Issuance of common stock for consulting services	1,638,037	—
Deferred rent	(80,272)	24,980
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(267,554)	9,605
Research grant and contract receivables	29,292	155,931
Other assets	(4,767)	(394)
Accounts payable and accrued expenses	(1,418,139)	213,005
Net cash used in operating activities	(31,129,281)	(29,981,342)

Investing activities
Purchases of short-term investments	(50,177,269)	(28,683,091)
Sales or maturity of short-term investments	39,685,000	28,153,000
Purchases of property and equipment	(290,287)	(188,760)
Net cash used by investing activities	(10,782,556)	(718,851)

Financing activities
Proceeds from sale of common stock	51,815,676	33,159,511
Net cash provided by financing activities	51,815,676	33,159,511
Effect of exchange rate changes on cash and cash equivalents	127,800	2,584
Net increase in cash and cash equivalents	10,031,639	2,461,902
Cash and cash equivalents at beginning of period	17,054,328	16,778,880
Cash and cash equivalents at end of period	$27,085,967	$19,240,782

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2010.

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

In the statement of operations for the three months and nine months ended September 30, 2009 included in this filing, the Company reclassified $108,000 and $432,000, respectively, of medical affairs department expenses from marketing expenses to research and development expenses to be consistent with the classification in the three months and nine months ended September 30, 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  Consolidated comprehensive loss was $12.3 million and $9.4 million for the three months ended September 30, 2010 and 2009, respectively.  Consolidated comprehensive loss was $36.2 million and $32.6 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the unrealized gain on investments and the gain on foreign currency translation adjustment was $2,499 and $264,123, respectively. As of December 31, 2009, the unrealized gain on investments and the cumulative loss on foreign currency adjustment was $13,959 and $52,022, respectively.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding. Common equivalent shares consist of common shares issuable upon the exercise of stock options and warrants. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented. As of September 30, 2010 and 2009, there were 3,742,846 and 2,571,383 shares of common stock, respectively, issuable upon the exercise of stock options and warrants which were excluded from the calculation, as their effect would have been antidilutive.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$27,085,967	$—	$—	$27,085,967
Government agency bonds	$31,611,954	$—	$—	$31,611,954
Auction rate preferred securities	$—	$—	$882,000	$882,000

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

Level 3:                   Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities as of September 30, 2010
Beginning balance at January 1, 2010	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at September 30, 2010	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of September 30, 2010, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of September 30, 2010, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate this security in the near term.

4.              Short-Term Investments

The following is a summary of the Company’s short-term investment securities, all of which are classified as available-for-sale. The determination of estimated fair value is based upon quoted market prices as of the dates presented.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	September 30, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency bonds	$31,609,455	$8,337	$(5,838)	$31,611,954

	December 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies bonds	$21,117,189	$14,235	$(279)	$21,131,145

Investments in net unrealized loss positions as of September 30, 2010 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies bonds	4	$8,298,024	$(5,838)	$—	$—	$8,298,024	$(5,838)

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2010, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,444,350	$29,447,809
Due in one year or two years	$2,165,105	$2,164,145
	$31,609,455	$31,611,954

The weighted-average maturity of our short-term investments as of September 30, 2010 and 2009, was approximately six months and three months, respectively.

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

The following table reconciles equity attributable to noncontrolling interest:

For the Nine Months Ended September 30, 2010
Noncontrolling interest, January 1, 2010	$3,040,156
Net loss attributable to noncontrolling interest	(882,396)
Translation adjustments	(150,283)
Noncontrolling interest, September 30, 2010	$2,007,477

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

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, performance based stock options, performance based restricted stock units, and ESPP purchase rights during the three months and nine months ended September 30, 2010 and 2009, using the Black-Scholes option pricing model:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Stock Options including performance	Three months ended September 30,		Nine months ended September 30,
stock options	2010	2009	2010	2009
Risk-free interest rate	2.48-2.66%	2.00%	2.48-3.53%	2.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08-9.67	6.08	5.02-10.00	5.27-6.08
Volatility	69.03-78.27%	69.93%	69.03%-79.07%	69.93%

	Three months ended September 30,		Nine months ended September 30,
ESPP	2010	2009	2010	2009
Risk-free interest rate	0.20%	0.30-0.31%	0.17-0.20%	0.30-0.43%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6 months	6 months	6 months	6 months
Volatility	38.76%	62.93 -68.27%	34.08% - 39.62%	62.93-74.94%

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

During the three months and nine months ended September 30, 2010, Optimer recorded stock-based compensation expense of $795,387 and $984,221, respectively, related to both performance based and non-performance based stock options issued to consultants.

Total stock-based compensation expense related to all of Optimer’s stock options, restricted stock units, stock awards issued to employees, employee stock purchases and consultants, recognized for the three months and nine months ended September 30, 2010 and 2009, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$429,277	$327,389	$1,219,419	$847,806
Marketing	134,538	93,519	322,846	279,274
General and administrative	1,281,922	321,300	3,372,928	958,476
Stock-based compensation expense	$1,845,737	$742,208	$4,915,193	$2,085,556

As of September 30, 2010, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $8.5 million and the related weighted-average period over which it is expected to be recognized is approximately 3.8 years.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI during the three and nine months ended September 30, 2010 and 2009, using the Black-Scholes option pricing model:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Risk-free interest rate	1.375%	1.25-1.375%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	88.40%	88.40-92.14%

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

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Research and development	$11,973	$31,000
General and administrative	24,274	87,059
Stock-based compensation expense	$36,247	$118,059

At September 30, 2010, the total unrecognized stock-based compensation expense relating to OBI’s unvested stock-based awards granted to employees, net of forfeitures, was $478,588, which OBI anticipates recognizing as a charge against income over a weighted average period of 3.2 years.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

7.              Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases (“NIAID”). This $3 million grant was awarded in September 2007 for three years, was extended to August 2011 and as of September 30, 2010 has $377,859 of revenue remaining to be recognized under the grant.  The award is being used to conduct supplementary studies to the ongoing fidaxomicin trials to confirm narrow spectrum activity and potency of fidaxomicin against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the fidaxomicin compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of fidaxomicin with existing CDI treatments.  For the three months ended September 30, 2010 and 2009, the Company recognized revenues related to research grants of $169,137 and $176,202, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized revenues related to research grants of $824,010, and $583,992, respectively.

Other Collaborative Agreements

Par Pharmaceutical, Inc.

The Company holds worldwide rights to fidaxomicin.  In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par Pharmaceutical, Inc. (“Par”) under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin.  The Company may be obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to fidaxomicin.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Biocon Limited

In May 2010, the Company entered into a long-term supply agreement with Biocon Limited (“Biocon”) for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient (“API”).   Pursuant to the agreement, Biocon agreed to manufacture and supply the Company up to certain limits, fidaxomicin API and subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and the Company may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

fidaxomicin API.  The Company expensed the entire $2.5 million in the second quarter of 2009 because at the time of payment the recovery of up to $1.5 million could not be assured.  The Company may be obligated to make additional payments to Biocon if it fails to meet the minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtains marketing authorization for fidaxomicin in the United States or Canada.  The supply agreement will be terminated earlier in the event that the Company does not obtain marketing authorization for fidaxomicin in the United States or Canada prior to December 31, 2013.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.  The supply agreement terminated and supersede the prior supply agreement with Biocon, dated August 29, 2005, which was assigned to the Company by Par in February 2007.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Fidaxomicin, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption. We are developing fidaxomicin for the treatment of CDI, the most common nosocomial, or hospital acquired, diarrhea. We currently hold worldwide rights to fidaxomicin and intend to seek one or more partners for the commercialization of fidaxomicin outside of the United States. In September 2010, we began a submission to the United States Food and Drug Administration, or FDA, of a rolling NDA for marketing authorization of fidaxomicin in the United States. We expect to complete our NDA submission for fidaxomicin in the fourth quarter of 2010.  In July 2010 we filed, and in August 2010 the European Medicines Agency, or EMA, accepted for review, a Marketing Authorization Application, or MAA, for marketing authorization of fidaxomicin in Europe. We have completed two fidaxomicin Phase 3 trials which showed that fidaxomicin achieved the primary endpoint of clinical cure and demonstrated a significantly lower recurrence rate and significantly higher global cure rate (defined as cure with no recurrence within four weeks of completing therapy) compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI. The data also indicated that treatment with fidaxomicin significantly improved the recurrence rate and global cure rate in CDI patients requiring concomitant antibiotics, compared to vancomycin.  Fidaxomicin was also well-tolerated in the trials. We have also reported additional data from the second Phase 3 trial showing a clinically meaningful reduction in recurrence rates and higher global cure rates compared to Vancocin in both the hyper-virulent BI/NAP1/027 and the non-BI strain type subgroups. Clinical cure rates for fidaxomicin and Vancocin were similar in these two strain type subgroups

In addition, in September 2010, we reported additional data from our two fidaxomicin Phase 3 trial at the Annual Interscience Conference on Antimicrobial Agents and Chemtherapy, or ICAAC, which showed that fidaxomicin was superior to vancomycin in treatment of CDI patients suffering a recurrence.  In the two fidaxomicin Phase 3 trials, a separate stratum was constructed of subjects who had experienced a prior CDI episode and recurred within three months of entering the study.  The 178 subjects with recurrent CDI were randomized to be treated with either fidaxomicin or vancomycin and 128 of these subjects were subsequently evaluable for recurrence within the study. Following treatment, 35.5% (22/62) of the subjects who received vancomycin experienced another recurrence compared to 19.7% (13/66) among the subjects who received fidaxomicin (p=0.045).  This equates to a 45% reduction in repeat CDI recurrence with fidaxomicin. The data also indicated that fidaxomicin was superior to vancomycin in preventing recurrences and in promoting global cure in patients requiring concomitant antibiotics.  The analysis from the Phase 3 trials indicated that in patients receiving concomitant antibiotics, those treated with fidaxomicin versus vancomycin had a significantly lower CDI recurrence rate (17% vs. 28%, p=0.039) and had a significantly improved global cure rate (73% vs. 60%, p=0.013).  At the same time, among subjects who received no concomitant antibiotics, recurrence in vancomycin-treated subjects was double that of fidaxomicin-treated subjects (23% vs. 11.5%, p<0.001).

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

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including fidaxomicin and Pruvel.  We have never been profitable and have incurred significant net losses since our inception.  As of September 30, 2010, we had an accumulated deficit of $210.9 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development, regulatory approval and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Total consolidated stock-based compensation expense of $1.9 million and $742,000 was recognized in the three months ended September 30, 2010 and 2009, respectively.  Total consolidated stock-based compensation expense of $5.0 million and $2.1 million was recognized in the nine months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense recognized during the three months and nine months ended September 30, 2010 include expense from performance-based stock options and restricted stock units granted.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Collaboration Research and Grant Revenues.  Collaboration research and grant revenues for the three months ended September 30, 2010 and 2009 were $669,000 and $176,000, respectively. The increase of $493,000, or 280%, was primarily due to a $500,000 milestone payment received from Cempra Pharmaceuticals for the completion of its Phase 1 study for the treatment of respiratory infections.

Research and Development Expense.  Research and development expense for the three months ended September 30, 2010 and 2009 was $8.1 million and $7.2 million, respectively, an increase of $884,000 or 12%.   The increase was due to expenses to prepare the fidaxomicin in regulatory filings offset by lower clinical trial expenses.  In addition, our subsidiary, OBI, incurred expenses in preparation for a breast cancer clinical trial.

Marketing Expense.  Marketing expense for the three months ended September 30, 2010 and 2009 was $2.1 million and $394,000, respectively.  The increase of $1.7 million, or 441%, was primarily due to increased market research and pre-launch commercialization efforts related to our fidaxomicin program.

General and Administrative Expense.  General and administrative expense for the three months ended September 30, 2010 and 2009 was $2.7 million and $2.0 million, respectively.  The increase of $684,000, or 34%, was primarily due to higher compensation expenses, including $1.3 million of stock compensation expense, an increase of $985,000 over the same period in the prior year as well as higher recruitment and consulting expenses. The increase was offset by lower legal expenses.

Interest Income and Other, net.  Net interest income and other for the three months ended September 30, 2010 and 2009 was $23,000 and $34,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Comparison of Nine Months Ended September 30, 2010 and 2009

Collaboration Research and Grant Revenues.  Collaboration research and grant revenues for the nine months ended September 30, 2010 and 2009 were $1.3 million and $684,000, respectively. The increase of $640,000, or 94%, was due to a $500,000 milestone payment received from Cempra Pharmaceuticals for the completion of its Phase 1 study for the treatment of respiratory infections as well as an increase in research funding related to an NIH grant.

Research and Development Expense.  Research and development expense for the nine months ended September 30, 2010 and 2009 was $25.9 million and $26.5 million, respectively, a decrease of $662,000, or 2%.   The decrease was primarily due to a decrease in fidaxomicin and Pruvel development expenses and manufacturing set-up expenses reimbursable to Biocon Inc. incurred in the prior year.  The decrease was offset by $5.0 million milestone to Par for the successful completion of the second fidaxomicin Phase 3 trial.

Marketing Expense.  Marketing expense for the nine months ended September 30, 2010 and 2009 was $3.1 million and $1.2 million, respectively.  The increase of $1.9 million, or 159%, was primarily due to increased market research and pre-launch commercialization efforts related to our fidaxomicin program.

General and Administrative Expense.  General and administrative expense for the nine months ended September 30, 2010 and 2009 was $8.8 million and $5.9 million, respectively.  The increase of $2.8 million, or 48%, was due primarily to higher compensation expenses, including $3.5 million of stock compensation expense, an increase of $2.5 million over the same period in the prior year.

Interest Income and Other, net.  Net interest income and other for the nine months ended September 30, 2010 and 2009 was $101,000 and $309,000, respectively.  The decrease was primarily due to lower interest rates on cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through September 30, 2010, we received gross proceeds of approximately $256.2 million from the sale of shares of our preferred and common stock as follows:

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

Cash Flows

As of September 30, 2010, cash, cash equivalents and short-term investments totaled approximately $58.7 million as compared to $38.2 million as of December 31, 2009, an increase of approximately $20.5 million.  The increase in our cash, cash equivalent and short-term investments was primarily due to the net $51.2 million raised in a follow-on offering of our common stock in March 2010, offset by the use of cash for our operating expenses.  Of the $58.7 million, $4.1 million was held by OBI as of September 30, 2010.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our development expenses to be substantial and to increase over the next few years as we advance the development of our product candidates and prepare for regulatory submissions and commercialization.

In February 2007, we regained worldwide rights to fidaxomicin from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for our successful completion of the second pivotal Phase 3 trial for fidaxomicin.  We are also obligated to pay Par a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

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

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the costs of preparing and pursuing applications for regulatory approvals and the timing of such approvals;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of September 30, 2010 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended September 30, 2010 would have resulted in approximately a $5,000 change in net loss. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the three months and nine months ended September 30, 2010 have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations. We do not have any foreign currency hedging instruments in place.

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

Our product candidates will generally require extensive clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We are not permitted to market or promote our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.  We recently commenced submission of a rolling NDA for fidaxomicin to the FDA and submitted a MAA for fidaxomicin to the EMA.  We have not previously submitted an NDA or MAA, nor have we received marketing approval for either fidaxomicin or Pruvel.  We cannot be certain that either of these product candidates will receive regulatory approval or be successful in any future clinical trials.  If we do not receive regulatory approval for and successfully commercialize fidaxomicin and Pruvel, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of September 30, 2010, we had an accumulated deficit of approximately $210.9 million.  We have generated no revenues from product sales to date.  We have funded our operations through September 30, 2010 from the sale of approximately $256.2 million of our securities and through research funding pursuant to collaborations with partners or government grants.  We expect to continue to incur substantial additional operating losses for the next several years as we prepare submissions for regulatory approval of our lead product candidates, build our marketing and sales capabilities and continue our clinical trial and research and development initiatives.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We may never successfully commercialize our product candidates and thus may never have any significant future revenues or achieve and sustain profitability.

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

In September 2010, we began our submission of a rolling NDA filing for fidaxomicin to the FDA. With the exception of our recently submitted fidaxomicin NDA, we have not previously submitted NDAs to the FDA. In addition, we have never obtained FDA approval for any drug. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for fidaxomicin, Pruvel or our other product candidates. We may also experience delays in submitting our NDA for Pruvel to the FDA and/or delays in the FDA review of that NDA submission.  If we experience difficulty or delays in acquiring and assembling the extensive information needed to support an NDA filing for fidaxomicin or Pruvel, our NDA submissions with respect to these product candidates may be impaired or delayed, which could negatively impact our or a collaborator’s ability to successfully commercialize these product candidates.  After we complete submission of an NDA filing for fidaxomicin or after we submit an NDA filing for Pruvel with the FDA, we may also experience delays in the FDA’s review process.  As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for fidaxomicin or Pruvel, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA around the same time period.

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

The FDA has substantial discretion in the approval process and may either refuse to consider our applications for substantive review or may form the opinion after review of our data that our applications are insufficient to allow approval of our product candidates.  Even if we believe that data collected from our preclinical studies and clinical trials of our product candidates are promising, our data may not be sufficient to support marketing approval by the FDA, or regulatory interpretation of these data and procedures may be unfavorable. In addition, the FDA’s regulatory review of NDAs for product candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application.  Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available.  For example, we intend to rely in part on certain legacy data from a third party to support an NDA for Pruvel. If the FDA deems this data to be insufficient, it may delay our submission of a NDA for Pruvel and could require us to complete additional studies.  It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable.  If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

Although we have requested priority review by the FDA of our NDA for fidaxomicin, there is no guarantee that the FDA will grant this request or otherwise complete its review within the timelines requested or anticipated by the Company.  In addition, although the FDA has granted Fast Track status to fidaxomicin and selected it for participation in a CMA Pilot 2 Program, we cannot be certain that we will receive any benefits from these designations or that the designations will expedite regulatory review or approval of fidaxomicin.  Participation in these programs has not eliminated any phase of clinical development.  Moreover, our participation in the CMA Pilot 2 Program has involved and will continue to involve frequent discussions and other interactions with the staff of the FDA.  These frequent discussions could subject fidaxomicin to a greater level of scrutiny than it might otherwise have received or require us to make more frequent submissions and endure other burdens that would have been avoided if we had not participated in the program.  Therefore, despite any potential benefits of fidaxomicin’s Fast Track and CMA Pilot 2 Program designations, significant uncertainty remains regarding the clinical development and regulatory approval process for fidaxomicin. In addition, we expect that the FDA will request an Advisory Committee review of fidaxomicin.  We cannot ensure a positive outcome from any Advisory Committee meeting and the views of the Committee could directly impact the FDA’s decision on whether to approve our NDA for fidaxomicin.

If we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have rights in international markets, our market opportunities will be limited.*

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of fidaxomicin for which we currently have exclusive worldwide marketing rights.  Obtaining foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional pre-clinical studies or clinical trials which would be costly and time consuming.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, in

July 2010 we filed an MAA for  fidaxomicin via the centralized procedure with the EMA.  If unanticipated concerns are raised by the EMA in its review, these concerns could negatively impact our NDA submission for fidaxomicin, or a subsequent submission for marketing approval of fidaxomicin in a different country or territory.

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

We currently have no sales organization and have no experience as a company in marketing drug products.  If we are unable to expand our marketing capabilities and establish sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenues.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of fidaxomicin in the U.S. market following regulatory approval.  We currently have only a limited marketing organization and do not have a sales organization for marketing, sales and distribution of pharmaceutical products and, as a company, we do not have any experience commercializing pharmaceutical products on our own. In order to commercialize any products, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We plan to build our own marketing and sales force to commercialize fidaxomicin in the United States and are seeking third-party partners outside of the United States. We own exclusive rights to commercialize Pruvel in the United States, and are evaluating our commercialization options for Pruvel in the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We do not currently have sufficient funds to develop a sales force and other resources that we believe would be necessary to adequately market fidaxomicin and Pruvel in the United States. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent on our chief executive officer, and the other principal members of our executive and scientific teams. The unexpected loss of the service of any of these persons may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

We are a small company with 74 employees as of October 29, 2010.  To commercialize our product candidates or commence new clinical trials, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  In particular, as our commercialization plans and strategies develop, we will need to recruit and train a substantial number of sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

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

•                  timing of market introduction of our product candidates as well as of competitive drugs;

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

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.*

We have in the past experienced delays in clinical trials of our product candidates and we may experience delays in future clinical trials.  For example, we are planning to conduct proof-of-concept clinical trials for other indications of fidaxomicin and we may conduct a study subsequent to NDA submission to compare fidaxomicin to metronidazole for the treatment of CDI.  We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.

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

We have two issued patents and 13 pending patent applications related to fidaxomicin in the U.S.  We also have two issued foreign patents related to fidaxomicin.

The patent and patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter;

•                  pharmaceutical composition and methods of use;

•                  polymorphic forms  and pharmaceutical compositions thereof;

•                  manufacturing processes;

•                  treatment of diseases;

•                  formulation;

•                  selected indications in CDI patients; and

•                  primary metabolites.

If we are unable to obtain sufficient patent protection encompassing fidaxomicin, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of fidaxomicin.  Furthermore, even though the manufacturing process patent has issued, and even if the formulation patent application results in an issued patent, our competitors, including generic drug companies, may be able to design around our manufacturing processes or formulation for fidaxomicin.  As a result, our competitors may be able to develop competing products without infringing our patents.

In addition, we currently plan to submit an NDA for Pruvel for the treatment of infectious diarrhea in the first quarter of 2011.  The patent covering Pruvel expired in February 2009.  In 2009, our licensor, Nippon Shinyaku received an additional patent in the U.S. which relates to a key intermediate in the manufacturing process for Pruvel.  Despite its issuance, this patent may later be challenged by a third party or fail to prevent a third party from producing and marketing a generic form of Pruvel in the United States.   If the available protection afforded by this patent is insufficient, we will likely rely on one or more regulatory marketing exclusivities for Pruvel in the United States.  Specifically, if our NDA for Pruvel is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Pruvel, if the recent patent is insufficient to maintain exclusivity in the United States with respect to Pruvel, we may face generic competition in the United States five years after our NDA for Pruvel is approved by the FDA. If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from Pruvel sales in the U.S. will be limited.

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

•                  any adverse development or perceived adverse development with respect to the FDA’s review of our NDA for fidaxomicin or the EMA’s review of our MAA for fidaxomicin, including a request for additional information;

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

•                  our failure to successfully execute our commercialization strategy with respect to our products following marketing approval thereof;

•                  inability to obtain adequate commercial supply for any product following marketing approval thereof, or inability to do so at acceptable prices;

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

We may not be able to liquidate our holding in an auction rate security.*

Our investment securities consist of money market funds, corporate debt securities and government agency securities. As of September 30, 2010, we held one auction rate preferred security valued at $882,000 with perpetual maturity dates that reset every 28 days.  The negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities.  There was insufficient demand at auction for our auction rate preferred security.  As a result, such security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on this investment is successful, the security is redeemed by the issuer or it matures. We have reduced the carrying value of our auction rate security by $118,000 to reflect an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate security continues to pay interest according to its stated terms, based on valuation models, we have recorded an unrealized loss for an other-than-temporary change in valuation of $118,000.  If the credit ratings of the security issuer deteriorates or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At September 30, 2010, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended and restated.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(6)	Form of Warrant to Purchase Common Stock.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1

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

OPTIMER PHARMACEUTICALS, INC.

Dated: November 3, 2010	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)