Form 10-Q
period 2011-03-31
OPTIMER PHARMACEUTICALS INC
filed 2011-05-06
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 29, 2011 was 46,349,811 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,687,802	$19,861,924
Short-term investments	40,408,051	29,553,506
Research grant and other receivables	1,654,729	53,552
Prepaid expenses and other current assets	975,309	463,307
Total current assets	182,725,891	49,932,289
Property and equipment, net	863,980	697,683
Long-term investments	882,000	882,000
Other assets	791,857	508,190
Total assets	$185,263,728	$52,020,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,168,991	$2,307,820
Accrued expenses	3,126,189	2,385,046
Total current liabilities	8,295,180	4,692,866
Deferred rent	134,239	141,138
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,276,526 shares and 39,278,965 shares issued and outstanding at March 31, 2011 and December 31, 2010 respectively	46,277	39,279
Additional paid-in capital	346,031,485	267,665,732
Accumulated other comprehensive income	277,644	298,850
Accumulated deficit	(177,681,537)	(222,814,407)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	168,673,869	45,189,454
Noncontrolling interest	8,160,440	1,996,704
Total stockholders’ equity	176,834,309	47,186,158
Total liabilities and stockholders’ equity	$185,263,728	$52,020,162

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Licensing	$69,165,000	$—
Research grants	111,639	297,437
Total revenues	69,276,639	297,437
Cost and expenses:
Cost of licensing	4,273,532	—
Research and development	8,470,509	11,361,579
Marketing	3,433,593	268,594
General and administrative	8,280,182	2,388,712
Total operating expenses	24,457,816	14,018,885
Income (loss) from operations	44,818,823	(13,721,448)
Interest income and other, net	23,242	24,778
Consolidated net income (loss)	$44,842,065	$(13,696,670)
Net loss attributable to noncontrolling interest	290,805	200,915
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$45,132,870	$(13,495,755)
Net income (loss) per share - basic	$1.06	$(0.39)
Net income (loss) per share - diluted	$1.04	$(0.39)
Weighted average number of shares used to compute net income (loss) per share - basic	42,661,533	35,001,596
Weighted average number of shares used to compute net income (loss) per share - diluted	43,399,798	35,001,596

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010

Operating activities
Net income (loss)	$44,842,065	$(13,696,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,044	69,084
Stock based compensation	2,178,424	984,448
Issuance of common stock for consulting services	2,378,039	—
Deferred rent	(6,899)	(27,331)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(512,002)	(427,137)
Research grant and other receivables	(1,601,177)	(249,980)
Other assets	(283,667)	(388)
Accounts payable and accrued expenses	3,602,314	4,910,058
Net cash provided (used) in operating activities	50,683,141	(8,437,916)

Investing activities
Purchases of short-term investments	(22,886,865)	(20,905,271)
Sales or maturity of short-term investments	12,000,000	9,000,000
Purchases of property and equipment	(252,341)	(123,491)
Net cash used by investing activities	(11,139,206)	(12,028,762)

Financing activities
Proceeds from sale of common stock	80,010,481	51,497,657
Net cash provided by financing activities	80,010,481	51,497,657
Effect of exchange rate changes on cash and cash equivalents	271,462	95,767
Net increase in cash and cash equivalents	119,825,878	31,126,746
Cash and cash equivalents at beginning of period	19,861,924	17,054,328
Cash and cash equivalents at end of period	$139,687,802	$48,181,074

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently has two anti-infective product candidates, DIFICID™ (fidaxomicin), for the treatment of Clostridium difficile-infection (“CDI”), and Pruvel™ (prulifloxacin), for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

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

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  Except for one auction rate preferred security (“APRS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of stockholders’ equity.  Realized

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

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

Revenue recognition for agreements with multiple deliverables is based on the individual units of accounting determined to exist in the agreement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For multiple deliverable agreements entered into after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“ VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

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

When determining whether or not to account for transactions under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

During this assessment the Company considers if achievement of the milestone is based in whole or in part on the Company’s performance or on the occurrence of a separate outcome resulting from the Company’s performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.

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

In February 2011, the Company entered into a collaboration and license agreement with Astellas Pharma Europe Ltd. (“Astellas”).  Under the term of the license agreement with Astellas, Astellas paid the Company an upfront fee of $69.2 million.  The Company is also  eligible to receive additional payments under the collaboration and license agreement upon the achievement of specified regulatory and commercial milestones.  The Company has assessed the revenue recognition method for the achievement of the milestones at the inception of the arrangement using the milestone method.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Research and Development Expenses

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the New Drug Application (“NDA”) for such product.  In November 2010, the Company paid a $1.5 million filing fee to the FDA associated with the NDA for DIFICID.  The filing fee is potentially refundable for companies that qualify as a small business which is defined by the Small Business Association (“SBA”) as a company with 250 employees or less.  The Company asserted that it qualifies as a small business and submitted data to the SBA to support its assertion.  As the small business determination was uncertain, the Company recorded the $1.5 million NDA fee as research and development expense.  In March  2011, the Company received a letter from the SBA concurring with the Company’s assessment  that it is a small business. Consequently, the Company recorded the $1.5 million fee refund as a receivable and reduced the research and development expenses in March 2011.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  The Company’s comprehensive income (loss) was $45.4 million for the three months ended March 31, 2011 and ($13.6) million for the three months ended March 31, 2010. As of March 31, 2011, the cumulative unrealized loss on investments and the cumulative gain on foreign currency translation adjustment was $35,340 and $312,984 respectively. As of December 31, 2010, the cumulative unrealized loss on investments and the cumulative gain on foreign currency translation adjustment was $3,020 and $301,870, respectively.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of common shares issuable upon the exercise of stock options and warrants.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the following accounting standards issued by the Financial Accounting Standards Board (“FASB”):

The Company adopted FASB amendments related to the revenue recognition method for milestone payments in research and development agreements.  Under these amendments, entities can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, cash flow or results of operations.

The Company adopted FASB authoritative guidance for arrangements with multiple deliverables. The guidance allows companies to allocate consideration from contractual arrangements in multiple deliverables arrangements in a manner that better reflects the economics of the transaction. The Company accounted for the collaborative agreement with Astellas Pharma Europe Ltd under the authoritative guidance for arrangements with multiple deliverables, which became effective January 1, 2011.

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements as of March 31, 2011:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$139,687,802	$—	$—	$139,687,802
Marketable securities	40,408,051	—	—	40,408,051
Auction rate securities	—	—	882,000	882,000

Level 1:	Quoted prices in active markets for identical assets and liabilities; or

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:	Unobservable inputs.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2011	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at March 31, 2011	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of March 31, 2011, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of March 31, 2011, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate its security in the near term.

4.     Investment Securities

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	March 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$38,438,298	$5,215	$(40,529)	$38,402,984
Corporate bonds	2,005,092	49	(74)	2,005,067
	$40,443,390	$5,264	$(40,603)	$40,408,051

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$26,542,210	$2,311	$(4,924)	$26,539,597
Corporate bonds	3,014,319	23	(433)	3,013,909
	$29,556,529	$2,334	$(5,357)	29,553,506

Investments in net unrealized loss positions as of March 31, 2011 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	14	$23,002,729	$(40,529)	$—	$—	$23,002,729	$(40,529)
Corporate bonds	1	1,001,026	(74)	$—	$—	1,001,026	(74)
	15	$24,003,755	(40,603)	$—	$—	$24,003,755	$(40,603)

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2011, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,186,438	$22,188,177
Due in one year to two years	18,256,952	18,219,874
	$40,443,390	$40,408,051

The weighted-average maturity of our short-term investments as of March 31, 2011 and 2010, was approximately twelve months and seven months, respectively.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

5.     Stockholders’ Equity

Noncontrolling Interest

In October 2009, the Company sold 40% of its equity interest in OBI and in February 2011, pursuant to an amendment to the October 2009 financing agreement, OBI sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then- current exchange rates).  The Company purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the financing, such that the Company continued to maintain a 60% equity interest in OBI.  Pursuant to authoritative guidance, the Company accounts and reports for minority interests, the portion of OBI not owned by the Company, as noncontrolling interests and classifies them as a component of stockholders’ equity on the consolidated balance sheets of the Company.  The Company includes the net loss attributable to noncontrolling interests as part of its consolidated net loss.

The following table reconciles equity attributable to noncontrolling interest:

For the Three Months Ended
Noncontrolling interest, January 1, 2011	$1,996,704
Additional financing	6,194,193
Net loss attributable to noncontrolling interest	(290,805)
Translation adjustments	260,348
Noncontrolling interest, March 31, 2011	$8,160,440

Follow-On Offering

In February 2011, the Company completed the sale of 6.9 million shares of its common stock in a public offering with the net proceeds of approximately $73.1 million.

6.     Commitments

Leases

In February 2011, the Company entered into an office lease agreement with 101 Hudson Leasing Associates for approximately 14,000 square feet of office space in Jersey City, New Jersey. The initial term of the lease will expire in February 2016 with minimum rent payable of approximately $39,000 per month during the first 27 months of the initial term, will increase to approximately $41,000 per month thereafter through the 39th month of the initial term and will increase to approximately $44,000 per month thereafter through the expiration of the initial term. In addition, the Company has the option to extend the lease for an additional five-year term, which would commence upon the expiration of the initial five-year term. We have accounted for lease expense on a straight line basis and recorded a corresponding deferred rent balance.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

The leases for both of the Company’s San Diego facilities are operating lease agreements that extend through November 2011 with one lease subject to one five-year renewal option and the other lease subject to two five-year renewal options.

7.              Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss) — basic and diluted	$45,132,870	$(13,793,192)
Denominator:
Weighted average number of shares of common stock outstanding - basic	42,661,533	35,001,596
Effect of dilutive securities:
ESPP shares	14,247	—
Stock award common share equivalents	724,018	—
Weighted average number of shares of common stock outstanding - diluted	43,399,798	35,001,596
Net income (loss) per share - basic	$1.06	$(0.39)
Net income (loss) per share - diluted	$1.04	$(0.39)

For the three months ended March 31, 2011, 3.6 million potentially dilutive shares of common stock were not included in the diluted net income per share calculations because they would have been antidilutive.

As of March 31, 2010, the Company’s common shares issuable upon the exercise of stock options and warrants totaling 2,868,963 shares was excluded from the calculation, as their effect would have been antidilutive.

8.              Stock Based Compensation

Optimer Pharmaceuticals, Inc.

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the closing of the Company’s initial public offering in February 2007.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the closing of the Company’s initial public offering. A total of 2,000,000 shares of the Company’s common stock were initially made available for sale under the plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Pursuant to this provision, 750,000 additional shares of the Company’s common stock were reserved for issuance under the 2006 Plan on January 1, 2011, 2010 and 2009.  Under the 2006 Plan, the exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

In March 2011, the Company’s Board of Directors approved an amendment to the 2006 Plan to provide for the reservation of an additional 1,750,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

Options granted under both the 1998 Plan and the 2006 Plan generally expire 10 years from the date of grant (five years for a 10% or greater stockholder) and vest over a period of four years.  The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Performance-Based Stock Options, Performance-Based Restricted Stock Units, and Stock Awards

On May 5, 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of its Board of Directors.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met, and therefore 1/4th of the performance-based stock options and performance-based restricted stock units related to this goal will vest on the one-year anniversary of the achievement of the goal and the remaining shares will vest in 36 equal monthly installments thereafter.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Dr. Chang has continued to serve as the Chairman of the Company’s Board of Directors. In January 2011, one of the performance criteria was met, and therefore 1/4th of the option shares related to this goal vested. The remaining shares will vest in 24 equal monthly installments over the subsequent two-year period.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Employee Stock Purchase Plan

Optimer also grants stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

 Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, performance-based stock options, performance-based restricted stock units, and ESPP purchase rights during the three months ended March 31, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended March 31,
Stock Options including performance stock options	2011	2010
Risk-free interest rate	2.19-2.58%	2.70%
Dividend yield	0.00%	0.00%
Expected life of options (years)	5.27-9.49	5.02-6.08
Volatility	69.66-73.63%	71.36%

	Three months ended March 31,
ESPP	2011	2010
Risk-free interest rate	0.18%	0.17%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6 months	6 months
Volatility	40.01%	34.08%

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

Total stock-based compensation expense related to all of the Company’s stock options, restricted stock units, stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months ended March 31, 2011 and 2010, was comprised as follows:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	Three months ended March 31,
	2011	2010
Research and development	$675,522	$383,998
Marketing	42,865	93,310
General and administrative	1,412,845	467,246
Stock-based compensation expense	$2,131,232	$944,553

At March 31, 2011, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $15.5 million and the related weighted-average period over which such expense is expected to be recognized is approximately 3.6 years.

Optimer Biotechnology, Inc.

Stock Options

In March 2010, OBI’s board of directors approved a Stock Option Plan and reserved 8.0 million shares of OBI common stock for issuance of equity awards thereunder. The Stock Option Plan provides for the issuance of stock options, restricted stock awards and stock appreciation rights to employees of OBI. The options generally vest over four years and have a maximum contractual term of ten years.

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI during the quarter ended March 31, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended March 31,
Stock Options including performance stock options	2011	2010
Risk-free interest rate	1.625%	1.25%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	88.12%	92.14%

The risk-free interest rate assumption was based on the Central Bank of China interest rates.  The assumed dividend yield was based on OBI’s expectation of not paying dividends in the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  This decision was based on the lack of relevant historical data due to OBI’s limited history.  Due to OBI’s limited historical data, OBI used the historical volatility of OBI’s peers whose share prices are publicly available to estimate the volatility rate of OBI stock options.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations as of March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Research and development	$12,424	$7,434
General and administrative	34,768	32,461
Stock-based compensation expense	$47,192	$39,895

At March 31, 2011, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $617,943 and the related weighted-average period over which such expense is expected to be recognized is approximately 2.9 years.

9.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases (“NIAID”). This $3.0 million grant was awarded in September 2007 for three years and was extended to August 2011. The award is being used to conduct supplementary studies to the ongoing DIFICID trials to confirm narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains, to support additional toxicology and microbiological studies to demonstrate the safety and efficacy of the DIFICID compound and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of DIFICID with existing CDI treatments.  For the three months ended March 31, 2011 and 2010, the Company recognized revenues related to research grants of $111,639, and $297,437, respectively.

Other Collaborative Agreements

Astellas Pharma Europe Ltd.

In February 2011, the Company entered into a collaboration and license agreement with Astellas pursuant to which the Company granted to Astellas an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize DIFICID in Europe, and certain other countries in the Middle East, Africa and the CIS, or the Astellas territory.  Under the terms of the agreement, Astellas has agreed to use commercially reasonable efforts to develop and commercialize DIFICID in the Astellas territory at its expense, and is obligated to achieve certain additional regulatory and commercial diligence milestones with respect to DIFICID in the Astellas territory.  The Company and Astellas may also agree to collaborate in, and share data resulting from, global development activities with respect to DIFICID, in which case we and Astellas will be obligated to co-fund such activities.  In addition, under the terms of the agreement, Astellas granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas and its sublicensees in the course of developing DIFICID and controlled by Astellas or its affiliates for use by the Company and any of the Company’s sublicensees in the development and commercialization of DIFICID outside the Astellas territory and, following termination of the agreement and subject to

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

payment by the Company of single-digit royalties, in the Astellas territory.  In addition, under the terms of a supply agreement entered into by the Company and Astellas on the same date, the Company will be the exclusive supplier of DIFICID to Astellas for Astellas’ development and commercialization activities in the Astellas territory during the term of the supply agreement, and Astellas is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement with Astellas, in March 2011, Astellas paid the Company an upfront fee of $69.2 million. The Company is eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones.  When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on the Company’s performance or on the occurrence of a separate outcome resulting from the Company’s performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.  Based on the Company’s assessment process it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty of whether or not they will be met and are based in part on the occurrence of a separate outcome resulting from the Company’s performance.  In addition, the Company will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition is for each element. Based on the results of the Company’s analysis, the Company determined that the upfront payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

The agreements with Astellas will continue in effect on a product-by-product and country-by-country basis until expiration of Astellas’ obligation to pay royalties with respect to each DIFICID product in each country in the Astellas territory, unless terminated early by either party as more fully described below.  Following expiration, Astellas’ license to develop and commercialize the applicable DIFICID product in the applicable country will become non-exclusive.  The Company and Astellas may each terminate either of the agreements prior to expiration upon the material breach of such agreement by the other party, or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreements prior

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

to expiration in the event Astellas or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it, and Astellas may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to Astellas (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to the Company.

Par Pharmaceutical, Inc.

The Company holds worldwide rights to DIFICID.  In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par Pharmaceutical, Inc. (“Par”) under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company may be obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of DIFICID in the rest of the world.  In addition, in the event the Company licenses its right to market DIFICID in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to DIFICID.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the Astellas agreement.

Biocon Limited

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of DIFICID’s active pharmaceutical ingredient (“API”).   Pursuant to the agreement, Biocon agreed to manufacture and supply to the Company, up to certain limits, DIFICID API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for DIFICID API in the United States and Canada. The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and the Company may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for DIFICID API.   The Company expensed the entire $2.5 million in the second quarter of 2009 because at the time of payment the recovery of up to $1.5 million could not be assured.  The Company may be obligated to make additional payments to Biocon if it fails to meet the minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of DIFICID API and if Biocon is unable to manufacture alternative products with the dedicated capacity.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtains marketing authorization for DIFICID in the United States or Canada.  The supply agreement will be terminated earlier in the event that the Company does not obtain marketing authorization for DIFICID in the United States or Canada prior to December 31, 2013.  In addition, the supply

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of DIFICID API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of DIFICID API indicated in binding forecasts.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Scripps Research Institute

In July 1999, the Company acquired exclusive, worldwide rights to its OPopS technology from the Scripps Research Institute (“TSRI”).  This agreement includes the license to the Company of patents, patent applications and copyrights related to OPopS technology.  The Company also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders, carbohydrate mimetics and osteoarthritis.  Under the four agreements with TSRI, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of its common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  In October 2009, the Company assigned to OBI one of the agreements with TSRI related to the Company’s OPT-88 product candidate, which after further evaluation OBI decided not to pursue.  In February 2011,

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

the license agreement related to OPT-88 was terminated and OBI returned the patents related to OPT-88. Under each of the three remaining agreements, the Company owes TSRI royalties based on net sales by the Company, its affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the three agreements, the Company also will owe TSRI payments upon achievement of certain milestones.  In two of the three TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI under the remaining TSRI agreements is approximately $11.1 million.

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, then the Company’s wholly-owned subsidiary, to provide funding for the development of two of the Company’s early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company also assigned, and OBI assumed, the Company’s rights and obligations under related license agreements with MSKCC and TSRI.  Under this agreement, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by the Company to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements. After further evaluation, OBI determined not to pursue additional development of OPT-88 and in February 2011, OBI and TSRI agreed to terminate the license agreement and OBI returned the related  OPT-88 patents to TSRI. To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the same group of new investors, and the Company and the new investors also purchased new OBI shares.  The financing agreement also contemplated an additional financing pursuant to which the Company and the new investors would invest approximately an additional $184.8 million New Taiwan Dollars and $277.2 million New Taiwan Dollars, respectively, in exchange for new OBI shares. In February 2011, pursuant to an amendment to the October 2009 financing agreement, OBI completed the second financing and sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then-current exchange rates).  The Company  purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the second financing, such that the Company maintained its 60% equity interest in OBI.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

10.       Subsequent Event

On April 5, 2011, the Company entered into a co-promotion agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company will be responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company will pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year) beginning as of the first commercial sale of DIFICID in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  The Company and Cubist may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the United States are below specified levels, subject to certain limitations.  In addition, the Company may terminate the agreement, subject to certain limitations, if (i) the Company withdraws DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States, or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  In addition, Cubist may terminate the agreement, subject to certain limitations, if (i) the first commercial sale of DIFICID in the United States does not occur within one year from the effective date of the agreement, (ii) the Company experiences certain supply failures in relation to the demand for DIFICID in the United States, (iii) the Company is acquired by certain types of entities, including competitors of Cubist, (iv) certain market events occur related to CUBICIN in the United States, (v) the Company fails to comply with applicable laws in performing its obligations or (vi) the FDA-approved label for DIFICID does not include specified comparative data, or includes a black box safety warning.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report, as well as the audited financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products. Our current development efforts are focused on products that treat gastrointestinal infections and related diseases where current therapies have limitations, including limited efficacy, serious adverse side effects, drug-to-drug interactions, difficult patient compliance and bacterial resistance.  We currently have two late-stage anti-infective product candidates, DIFICID™ (fidaxomicin) and Pruvel™ (prulifloxacin).

DIFICID, our lead product candidate, is a narrow spectrum antibiotic with minimal systemic absorption. We are developing DIFICID as a treatment for CDI, the most common nosocomial, or hospital acquired, diarrhea. We currently hold rights to DIFICID in all regions of the world except for Europe and certain other countries in the Middle East, Africa and the Commonwealth of Independent States, or CIS.

In July 2010, we filed, and in August 2010 the European Medicines Agency, or EMA, accepted for review an MAA to permit marketing of DIFICID in Europe.  In September 2010, we began a submission to the United States Food and Drug Administration, or FDA, of a rolling New Drug Application, or NDA, and in November 2010 we completed the submission of our NDA. In January 2011, the FDA accepted our NDA filing for the treatment of CDI and for reducing the risk of recurrence when used for treatment of initial CDI. The FDA has also granted our request for six-month priority review, and has assigned a Prescription Drug User Fee Act, or PDUFA, goal date of May 30, 2011 for its review of the NDA.

In April 2011, the FDA’s Anti-Infective Drugs Advisory Committee recommended that the FDA approve DIFICID for the treatment of CDI by voting 13-0 that the clinical evidence we submitted adequately demonstrated the safety and effectiveness of DIFICID for the treatment of CDI.

In February 2011, we entered into an exclusive collaboration and license agreement with Astellas to develop and commercialize DIFICID in Europe and certain other countries in the Middle East, Africa and the CIS, which we refer to as the Astellas territory. In return for an exclusive license to DIFICID in the Astellas territory, Astellas paid to us an upfront cash payment of $69.2 million and we are eligible to receive additional cash payments totaling up to 115 million Euros upon the achievement of certain regulatory and commercial milestones.  Furthermore, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID in the Astellas territory, if approved.  Astellas will be responsible for all future costs associated with the development and commercialization of DIFICID in the Astellas territory including the costs associated with the MAA for DIFICID in Europe.  In connection with the collaboration and license agreement, we also entered into a supply agreement with Astellas pursuant to which we will be the exclusive supplier of DIFICID to Astellas in the Astellas territory and Astellas is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

In April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. Under the terms of the agreement, we will be responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and we agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination.

In exchange for Cubist’s co-promotion activities and personnel commitments, we will pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year) beginning as of the first commercial sale of DIFICID in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

We have completed two DIFICID Phase 3 trials which showed that DIFICID achieved the primary endpoint of clinical cure and demonstrated a significantly higher global cure rate (defined as cure with no recurrence within four weeks of completing therapy) compared to Vancocin, the only FDA-approved antibiotic for the treatment of CDI.  In the two Phase 3 trials, among subjects who had experienced a prior CDI episode and recurred within three months of entering the study, treatment with DIFICID resulted in a 47% reduction in repeat CDI recurrence compared to Vancocin (p=0.045).  The data also indicated that treatment with DIFICID significantly improved the recurrence rate and global cure rate in CDI patients requiring concomitant antibiotics compared to Vancocin.  DIFICID was also well-tolerated in the trials. In February 2011, the New England Journal of Medicine published results from the first Phase 3 trial.  We have also reported additional data from the second Phase 3 trial showing a clinically meaningful reduction in recurrence rates and higher global cure rates compared to Vancocin in both the hyper-virulent BI/NAP1/027 and the non-BI strain type subgroups. Clinical cure rates for DIFICID and Vancocin were similar in these two strain type subgroups.

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

We previously acquired exclusive rights to OPT-822/821, a combination of a novel carbohydrate-based cancer immunotherapy together with an adjuvant, which we licensed from Memorial Sloan-Kettering Cancer Center, or MSKCC.  In October 2009, we assigned to OBI certain of our patent rights and know-how related to OPT-822/821 and also assigned to OBI our rights and obligations under a related license agreement with MSKCC. In April 2010, OBI filed an investigational new drug application, or IND, in Taiwan for OPT-822/821, and in January 2011, OBI initiated a Phase 2/3 clinical trial for the treatment of metastatic breast cancer and is currently conducting the clinical trial in Taiwan and Hong-Kong.  Other potential indications for OPT-822/821 are being evaluated.  We have the right to receive up to $10 million from OBI in future milestone payments related to the development of OPT-822/821 as well as royalties on net sales of this product candidate.  In February 2011, pursuant to an amendment to an October 2009 financing agreement, OBI sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then- current exchange rates).  We purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the financing, and we currently maintain a 60% equity interest in OBI.

We were incorporated in November 1998.  Since inception, we have focused on developing our product candidates, including DIFICID and Pruvel.  We have never been profitable in any fiscal year and have incurred significant net losses since our inception.  As of March 31, 2011, we had an accumulated deficit of $177.7 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with our current lead product candidates, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the clinical development, regulatory approval and commercialization of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Revenue Recognition

Our license and collaboration agreements contain multiple elements, including non-refundable upfront fees, payments for reimbursement of third-party research costs, payments for ongoing research, payments associated with achieving specific development milestones and royalties based on specified percentages of net product sales, if any. Revenue recognition for agreements with multiple deliverables is based on the individual units of accounting determined to exist in the agreement. A delivered item is considered a separate unit of accounting when the delivered item has value to the customer on a stand-alone basis. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis.

For multiple deliverable agreements entered into after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable.

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.

When a payment is specifically tied to a separate earnings process, revenues are recognized when the specific performance obligation associated with the payment is completed.  Performance obligations typically consist of significant and substantive milestones.  Revenues from milestone payments may be considered separable from funding for research services because of the uncertainty surrounding the achievement of milestones for products in early stages of development.  When determining whether or not to account for transactions under the milestone method, we make a determination of whether or not each milestone is considered substantive. During this assessment we consider if achievement of the milestone is based in whole or in part on our performance or on the occurrence of a separate outcome resulting from our performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.  Accordingly, these milestone payments are allowed to be recognized as revenue if and when the performance milestone is achieved if they represent a substantive earnings process.

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

Stock-Based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method and accordingly we did not restate the results of operations for the prior periods.

Total consolidated stock-based compensation expense of $2.2 million and $984,000 was recognized in the three months ended March 31, 2011 and 2010, respectively.  The stock-based compensation expense recognized during the three months ended March 31, 2011 included expense from performance-based stock options and restricted stock units.

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

Estimating the fair value for stock options requires judgment, including estimating stock-price volatility, expected term, expected dividends and risk-free interest rates. Due to Optimer’s and OBI’s limited historical data, the expected volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. The average expected term is calculated using the Simplified Method for Estimating the Expected Term.  Expected dividends are estimated based on Optimer’s and OBI’s dividend history as well as Optimer’s and OBI’s current projections. The risk-free interest rate for Optimer is based on the United States Treasury rate for U.S. Treasury zero-coupon bonds with maturities similar to the periods approximating the expected terms of the options. The risk-free rate for OBI is based on the Central Bank of China interest rates. These assumptions are updated on an annual basis or sooner if there is a significant change in circumstances that could affect these assumptions.

Equity instruments issued to non-employees are recorded at their fair value and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Income taxes

We estimate income taxes based on the jurisdictions where we conduct business.  Significant judgment is required in determining our worldwide income tax provision.  We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes.  These differences result in net deferred tax assets and liabilities.   We then assess the likelihood that deferred tax assets will be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We review the need for a valuation allowance each interim period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire.  The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets may be realized.  Changes in our valuation allowance could result in material increases or decreases in our income tax expense in the period such changes occur, which could have a material impact on our operating results.

We estimate that our federal and state taxable income for the current year will be fully offset by net operating losses and research and development credit carryovers.  As such, no current tax provision has been recorded.  We also have recorded a full valuation allowance for the remaining net deferred tax benefits.

We have completed a section 382/383 analysis regarding the limitation of the net operating losses and credit carryovers and have considered the annual limitation when determining the amount available for utilization in the current year.

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken and expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that has more than a 50% chance of being realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  We evaluate uncertain tax positions on a quarterly basis.  The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues.  Changes in recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period such changes occur, which could have a material impact on our effective tax rate and operating results.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Total revenues.  Total revenues for the three months ended March 31, 2011 and 2010 were $69.3 million and $297,000, respectively. The increase of $69.0 million was due to the upfront payment we received from Astellas under the DIFICID collaboration and license agreement. The payment was earned upon delivery of the License and related know-how which occurred by March 31, 2011.

Cost of licensing.  Cost of licensing for the three months ended March 31, 2011 was $4.3 million.  This amount represents a 6.25% royalty payment we made to Par based on net revenue from the Astellas upfront payment. We did not have a similar expense in the same period of the prior year.

Research and development expense.  Research and development expense for the three months ended March 31, 2011 and 2010 was $8.5 million and $11.4 million, respectively, a decrease of $2.9 million.   The decrease was primarily due to the inclusion in the prior year period of an accrual of a $5.0 million milestone payment due to Par for the successful completion of the second DIFICID Phase 3 trial.  The decrease was partially offset by an increase in medical affairs and publication expenses.

Marketing expense.  Marketing expense for the three months ended March 31, 2011 and 2010 was $3.4 million and $269,000 respectively, an increase of $3.2 million.   The increase was primarily due to increased market research and pre-commercialization launch efforts related to our DIFICID program.

General and administrative expense.  General and administrative expense for the three months ended March 31, 2011 and 2010 was $8.3 million and $2.4 million, respectively.  The increase of $5.9 million was due to higher compensation expenses, including $1.4 million of stock compensation expense, an increase of $948,000 over the same period in the prior year, as well as higher consulting expenses including advisory fees related to the Astellas collaboration.

Interest income and other, net.  Interest income and other, net of $23,000 for the three months ended March 31, 2011 was relatively consistent with the $25,000 for the three months ended March 31, 2010.

Income taxes. We did not record a provision for income taxes due to our anticipated ability to utilize existing net operating losses and credit carryovers.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2011, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock as follows:

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

•                  in March 2010, we sold a total of 4.9 million shares of our common stock in a public offering for proceeds of $53.8 million; and

•                  in February 2011, we sold a total of 6.9 million shares of our common stock in a public offering for proceeds of $77.6 million.

In addition, in March 2011, pursuant to our collaboration and license agreement with Astellas, we received approximately $69.2 million as an upfront payment from Astellas.

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

Cash Flows

As of March 31, 2011, our consolidated cash, cash equivalents and short-term investments totaled approximately $180.1 million as compared to $49.4 million as of December 31, 2010, an increase of approximately $130.7 million.  During the three months ended March 31, 2011, we received net proceeds of $73.1 million in a public common stock offering. We also received a $69.2 million upfront payment from Astellas in connection with a collaboration and license agreement for DIFICID and OBI raised approximately $15.5 million in gross proceeds in a private placement of common shares. Of our consolidated cash, cash equivalents and short-term investments, $18.7 million was held by OBI as of March 31, 2011.

We cannot be certain if, when or to what extent we will receive cash inflows from the commercialization of our product candidates.  We expect our commercialization expenses to be substantial and to increase over the next few years assuming regulatory approval of DIFICID. We also expect to continue to incur development expenses as we pursue life cycle management opportunities and build our pipeline.

In February 2011, we entered into a collaboration and license agreement with Astellas pursuant to which we granted to Astellas an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize DIFICID in the Astellas territory. Under the terms of the license agreement with Astellas, Astellas paid to us an upfront fee of $69.2 million, and we are eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones.  In addition, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

On April 5, 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we will pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year) beginning as of the first commercial sale of DIFICID in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

In February 2007, we regained worldwide rights to DIFICID from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for our successful completion of the second Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us or our affiliates of DIFICID in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of DIFICID in the rest of the world.  In addition, we are required to pay Par a 6.25% royalty on net revenues we receive from licensees of our right to market DIFICID in the rest of the world.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, we paid Par a $4.3 million royalty payment associated with the upfront payment we received under the Astellas agreement.

In May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacture of DIFICID’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, DIFICID API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for DIFICID API in the United States and Canada.  We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for DIFICID API.  We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of DIFICID API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

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

In October 2009, we entered into certain transactions with our subsidiary, OBI, pursuant to which we assigned certain intellectual property rights and license agreements to OBI related to our OPT-822/821 product candidate.  In connection with these transactions, we entered into a financing agreement with OBI and a group of new investors.  Under the terms of the financing agreement, if OBI achieves certain development milestones with respect to OPT-822/821, we and the group of new investors may be required to purchase approximately an additional $8.6 million and $5.7 million, respectively, of new OBI common shares.  In February 2011, pursuant to an amendment to an October 2009 financing agreement, OBI sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then-current exchange rates).  We purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the financing, and we currently maintain a 60% equity interest in OBI.

In July 2010, we received a $500,000 milestone payment from Cempra under the terms of a licensing agreement.   The milestone payment was made as a result of Cempra’s continuing development of a next-generation macrolide (CEM-101) for the treatment of respiratory infections. Cempra licensed CEM-101 from us and has successfully completed a Phase 1 study.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  the costs of establishing sales or distribution capabilities and the timing of such efforts;

•                  the amount and timing of payments we may receive or be required to make under strategic collaborations, including licensing, co-promotion and other arrangements;

•                  our decision to conduct future clinical trials, including the timing and progress of such clinical trials;

•                  our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•                  the costs of preparing and pursuing applications for regulatory approvals and the timing of such approvals;

•                  the success of the commercialization of our products;

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and collaborations and government grants.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our planned commercialization activities and development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or renegotiate less favorable terms than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring additional debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of March 31, 2011 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended March 31, 2011 would have resulted in approximately a $4,100 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

We have operated primarily in the United States of America and most transactions during the quarter ended March 31, 2011 have been made in U.S. dollars except that, under our agreement with Astellas, all milestone payments we may receive from Astellas are in Euros, though we receive payment in U.S. dollars based on an average exchange rate. Accordingly, other than with respect to these payments under the Astellas agreement, we have not had any material exposure to foreign currency rate fluctuations.

In addition, certain transactions related to us and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing crisis in the global financial markets in such countries and the impact on both the U.S. dollar and the Taiwan dollars.

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

Changes in internal control over financial reporting. In connection with entering the Astellas collaboration agreement in February 2011, we have developed and will continue developing additional internal controls over our revenue recognition process. Except for the development of the additional internal controls over revenue recognition, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1a. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Risks Related to Our Business

We are a company with limited sources of revenue, and we are largely dependent on the success of our lead product candidate DIFICID and, to a lesser degree, our other lead product candidate Pruvel.*

We are a biopharmaceutical company with no products approved for commercial sale and, to date, we have not generated any revenues from product sales.  Our ability to generate future revenues depends heavily on our and our collaborators’ success in:

•                  developing and securing U.S. and foreign regulatory approvals for DIFICID and, to a lesser extent, Pruvel and our other product candidates; and

•                  commercializing, alone or with a partner, any product candidates for which we or our collaborators receive approval from the FDA and/or comparable foreign regulatory authorities.

Our ability to generate and sustain revenues in the long term will also depend on our success in generating a pipeline of innovative product candidates utilizing our drug discovery platform or through licensing strategies.

Our product candidates will generally require extensive clinical study and evaluation, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales.  We and our collaborators are not permitted to market or promote our product candidates before receiving regulatory approval from the FDA or comparable foreign regulatory authorities.  We have submitted an NDA for DIFICID to the FDA and submitted a MAA for DIFICID to the EMA.  We had not previously submitted an NDA or MAA, nor have we or any collaborator received marketing approval for either DIFICID or Pruvel.  We cannot be certain that either of these product candidates will receive regulatory approval in a timely fashion, or at all.  If we and/or any collaborators do not receive regulatory approval for and successfully commercialize DIFICID and Pruvel, we will not generate any revenues from product sales for several years, if at all, and we may not be able to continue our operations.

We believe our initial success will be more dependent on DIFICID than Pruvel, because we believe that the market for the treatment of CDI is larger than the market for the treatment of infectious diarrhea.  Even if we or any collaborators successfully obtain regulatory approval to market DIFICID or Pruvel, our revenues for either drug candidate will be dependent upon the size of the markets in the territories for which we or any collaborators have commercial rights and our and our collaborators’ ability to successfully commercialize our drug candidates in those markets, either alone or with a partner.  If the markets for the treatment of CDI or infectious diarrhea are not as significant as we estimate or we or our collaborators are otherwise unsuccessful in commercializing our drug candidates, our business and prospects will be harmed.

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

We may experience delays in the FDA’s review process of our NDA filing for DIFICID and may experience delays if we submit an NDA for Pruvel. We completed the submission of our NDA for DIFICID in November 2010.  The FDA accepted our NDA for filing in January 2011 and granted our request for a six-month priority review.  As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on submissions in a given time frame. Accordingly, the FDA assigned our DIFICID NDA a PDUFA goal date of May 30, 2011 as the date by which the FDA intends to complete its review and issue a determination.  The FDA is not bound by, and has in the past missed, its PDUFA goals, and it is unknown whether the review of our NDA filing for DIFICID, any future NDA filing for Pruvel, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are submitted with the FDA during the same time period.

With the exception of our DIFICID NDA, we have not previously submitted NDAs to the FDA. In addition, we have never obtained FDA approval for any drug. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for DIFICID, Pruvel or our other product candidates.   We have also experienced delays in submitting our NDA for Pruvel to the FDA due to a pending investigation into an unexpectedly high incidence of cutaneous rash observed during a safety study.  From the rash investigation process we are also investigating inconsistent results related to accelerated stability studies of Pruvel.  We currently cannot predict if or when we will be able to initiate any new study for Pruvel or the ultimate extent of the delay in our planned submission of an NDA for Pruvel.  Any further impairment or delay in our ability to complete and submit an NDA for a product candidate could further impair our or a collaborator’s ability to successfully commercialize Pruvel and our ability to pursue a potential collaboration with respect to Pruvel.

Even if our product candidates receive regulatory approval from the FDA, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy, or REMS. For instance, at the April 5, 2011 FDA advisory committee meeting to discuss our DIFICID NDA, the advisory committee was split on whether the finding of lower recurrence of CDI after 30 days in patients treated with DIFICID in our Phase 3 trials was clinically significant, though committee members supported including in a product label a description of DIFICID’s superiority over vancomycin in providing sustained resolution of CDI 30 days after treatment.  It is possible any product label for DIFICID may not describe this benefit or may describe it in a manner that limits our ability to successfully market DIFICID at premium prices compared to existing treatments.  If any of these events occur, our ability to generate revenues from our products would be greatly reduced and our business would be harmed.

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

Although we were granted priority review by the FDA of our NDA for DIFICID, there is no guarantee that the FDA will complete its review by its PDUFA goal date of May 30, 2011.  In addition, although the FDA has granted Fast Track status to DIFICID and selected it for participation in a CMA Pilot 2 Program, we cannot be certain that we will receive any benefits from these designations or that the designations will expedite regulatory review or approval of DIFICID.  Participation in these programs has not eliminated any phase of clinical development.  Moreover, our participation in the CMA Pilot 2 Program has involved and will continue to involve frequent discussions and other interactions with the staff of the FDA.  These frequent discussions could subject DIFICID to a greater level of scrutiny than it might otherwise have received or require us to make more frequent submissions and endure other burdens that would have been avoided if we had not participated in the program.  Therefore, despite any potential benefits of DIFICID’s Fast Track and CMA Pilot 2 Program designations, significant uncertainty remains regarding the regulatory approval process for DIFICID. In addition, although we received a unanimous of 13-0 decision from the FDA’s Anti-Infective Drugs Advisory Committee in April 2011 with respect to whether DIFICID should be approved, there can be no assurance that the FDA would follow this recommendation.

If we or our collaborators fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for DIFICID and any future product candidates for which we have or license rights in international markets, our market opportunities will be limited.*

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of DIFICID for which we have granted an exclusive license to Astellas in the Astellas territory and for which we retain commercialization rights in the rest of the world.  We could experience significant delays and difficulties and incur significant costs in obtaining foreign regulatory approvals in the territories for which we retain commercialization rights.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, if unanticipated concerns are raised by the EMA or the FDA in their review of the MAA or NDA for DIFICID, respectively, these concerns could negatively impact applications for marketing approval of DIFICID in a different country or territory. We have received correspondence from the EMA accepting our MMA for filing, as well as a list of questions setting forth the EMA’s requests for additional information pursuant to its review of our MMA submission. We submitted our response in April 2011 to the EMA’s requests and recommendations. If our response fails to satisfy the EMA, approval of the DIFICID MMA may be delayed or ultimately withheld.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2011, we had an accumulated deficit of approximately $177.7 million.  We have generated no revenues from product sales to date and we expect our expenses to increase substantially in the near term as we prepare for a potential commercial launch of DIFICID, including due to recent and planned increases to our head count and anticipated payments to Cubist pursuant to our co-promotion agreement,  and as we pursue additional research and development activities, including potential additional indications for DIFICID. We have funded our operations through March 31, 2011 from the sale of approximately $333.8 million of our securities and through payments received under collaborations with partners or government grants. We expect to continue to incur substantial additional operating losses for the next several years as we build our marketing and sales capabilities, prepare for the potential commercial launch of DIFICID and continue our clinical trial and research and development initiatives.  Because of the numerous risks and uncertainties associated with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.

We or our collaborators may never successfully commercialize our product candidates and thus we may never have any significant future revenues or achieve and sustain profitability.

The success of our efforts to commercialize DIFICID in the United States, if approved, will be partially dependent on our co-promotion agreement with Cubist.*

Pursuant to our co-promotion agreement with Cubist, we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States. We have limited control over the amount and timing of resources that Cubist may devote to the co-promotion of DIFICID. If Cubist fails to adequately promote DIFICID, or if Cubist’s efforts are not effective, our business may be negatively affected.  In particular, we are relying on our co-promotion agreement with Cubist to reach a broader segment of the CDI market than we could otherwise reach on our own.  If Cubist is unsuccessful or the co-promotion agreement is terminated earlier than we expect, we may not be able to address these broader CDI market segments, and the revenues we may generate from sales of DIFICID in the United States will be limited.

We are subject to a number of other risks associated with our dependence on our co-promotion agreement with Cubist, including:

•                  Cubist could fail to devote sufficient resources to the promotion of DIFICID, including by failing to maintain or train sufficient sales or medical affairs personnel to promote or provide information regarding DIFICID;

•                  Cubist may not comply with applicable regulatory guidelines with respect to the promotion of DIFICID, which could adversely impact sales of DIFICID in the United States;

•                  Cubist may not provide us with timely and accurate information regarding promotion activities with respect to DIFICID, which could adversely impact our ability to comply with our ability to supply and manage our own inventory of DIFICID in the United States, as well as our ability to generate accurate financial forecasts;

•                  We and Cubist may not be successful in coordinating our respective sales and promotion activities under the co-promotion agreement, which could lead to inefficiencies, the failure to maximize DIFICID sales in the Unites States, and/or disagreements between us and Cubist; or

•                  business combinations or significant changes in Cubist’s business strategy, including the acquisition by Cubist of other products, may adversely affect Cubist’s ability or willingness to perform its obligations under our co-promotion agreement.

Our co-promotion agreement with Cubist is subject to early termination, including through Cubist’s right to terminate if we experience certain supply failures in relation to the demand for DIFICID in the United States or if we are acquired by certain types of entities, including competitors of Cubist.  If the agreement is terminated early, we may not be able to find another partner to co-promote DIFICID in the United States on acceptable terms, or at all, and we may be unable to sufficiently promote and commercialize DIFICID in the United States on our own.

We are dependent on our collaboration agreement with Astellas to commercialize and further develop DIFICID in the Astellas territory.  The failure to maintain this agreement or the failure of Astellas to perform its obligations under this agreement, could negatively impact our business.*

Pursuant to the terms of our collaboration agreement with Astellas, we granted to Astellas exclusive rights to develop and commercialize DIFICID in the Astellas territory, and pursuant to the terms of our supply agreement with Astellas, we are obligated to supply to Astellas all of its requirements of DIFICID for such development and commercialization activities.  Consequently, our ability to generate any revenues from DIFICID in the Astellas territory depends on Astellas’ ability to obtain regulatory approvals for and successfully commercialize DIFICID in the Astellas territory.  We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration agreement with Astellas, including:

•                  Astellas may not comply with applicable regulatory guidelines with respect to developing or commercializing DIFICID, which could adversely impact sales or future development of DIFICID in the Astellas territory;

•                  we and Astellas could disagree as to future development plans and Astellas may delay future clinical trials or stop a future clinical trial;

•                  there may be disputes between us and Astellas, including disagreements regarding the collaboration agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of DIFICID, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•                  because the milestone and royalty payments in the collaboration agreement are stated in terms of Euros but paid to us in U.S. Dollars, the amounts of any milestone or royalty payments that may be paid to us under the collaboration agreement could be less than what we expect, depending on the applicable exchange rate at the time of such payments;

•                  Astellas may not provide us with timely and accurate information regarding sales and marketing activities and supply forecasts, which could adversely impact our ability to comply with our supply obligations to Astellas and manage our own inventory of DIFICID, as well as our ability to generate accurate financial forecasts;

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

•                  limitations on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with DIFICID could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if Astellas is unsuccessful in obtaining regulatory approvals for or commercializing DIFICID in the Astellas territory, we may not receive any additional milestone or royalty payments under the collaboration agreement and our business prospects and financial results may be materially harmed.

The collaboration and supply agreements are subject to early termination, including through Astellas’ right to terminate without cause upon advance notice to us.  If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of DIFICID in the Astellas territory on acceptable terms, or at all, and we may be unable to pursue continued commercialization or development of DIFICID in the Astellas territory on our own.

We may enter into additional agreements for the commercialization of DIFICID or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

If we fail to obtain additional financing, we may be unable to commercialize DIFICID and Pruvel or develop and commercialize other product candidates, or continue our other research and development programs.*

We may require additional capital to commercialize our current lead product candidates, DIFICID and Pruvel.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.  We also could be required to:

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

To the extent we require addition resources to successfully commercialize our product candidates, and we are unable to raise additional capital or are unable to effectively collaborate with additional partners for the commercialization of DIFICID or Pruvel, we will not generate significant revenues from sales of these products and our business will be materially harmed.

Our management team has recently undergone significant change and expansion and we may experience difficulties or delays integrating our new executive level employees into our organization.*

Our success as an organization depends in part on our ability to successfully integrate new employees into our organization.  We recently hired Kurt Hartman to the position of General Counsel and Senior Vice President of Access, Gregory Papaz as our Senior Vice President of Commercial Operations, Linda Amper as our Senior Vice President of Human Resources, Hemal Shah as our Senior Vice President of Health, Economics & Outcomes Research, Glenn Tillotson as our Senior Vice President of Medical Affairs, John Womelsdorf as our Vice President of Business Development, Kasia Petchel as our Senior Vice President of Pharmacovigilance and Nancy Ruiz as our Senior Vice President of Research and Development. In addition, Sherwood Gorbach, M.D., has been promoted to the position of Chief Scientific Officer. We may experience delays in the execution of our business strategy as our new management team members become familiar with our company and integrate with our longer-term employees.  This process may be further complicated by the fact that certain of our newly-hired management team members will reside on the East Coast, while the substantial majority of our personnel are located in San Diego, California.

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

We currently have a limited sales and marketing organization and have no experience as a company in marketing drug products.  If we are unable to expand our sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates in the territories in which we retain commercialization rights, we may not be able to generate product revenues.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market following regulatory approval.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we currently have only a limited sales and marketing organization for sales and distribution of pharmaceutical products and, as a company, we do not have any experience commercializing pharmaceutical products on our own. In order to commercialize any products, in addition to our engagement of Cubist as our exclusive co-promotion partner for DIFICID in the United States, we must build our own marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Our strategy within the United States includes a plan to establish a commercial organization based primarily in New Jersey, and our bicoastal organizational structure could create management challenges.  We own exclusive rights to commercialize Pruvel in the United States, and are evaluating our commercialization options for Pruvel in the United States. The establishment and development of our own sales force to market any products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of Astellas in the Astellas territory and Cubist in the United States. In the event we are unable to develop our own marketing and sales force or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 114 employees as of April 29, 2011.  To commercialize our product candidates or commence new clinical trials, we will need to expand our employee base for managerial, operational, marketing, sales, financial and other resources.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees and may take time away from running other aspects of our business, including development and commercialization of our product candidates.  Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.  In particular, as our commercialization plans and strategies develop, we will need to recruit and train a substantial number of sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our product candidates, including DIFICID and Pruvel.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We have outsourced all manufacturing of supplies of our product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the

commercial manufacturing of the active pharmaceutical ingredient, or API, for DIFICID.   We intend to continue outsourcing the manufacture of our product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs.

Our ability and that of our collaborators to develop and commercialize DIFICID and Pruvel and any other product candidates will depend in part on our ability and that of our collaborators to arrange for third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for regulatory approval, commercialization and any future clinical trials.  We have not yet manufactured commercial batches of DIFICID, Pruvel or any of our other product candidates.  Third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Difficulties in establishing these required manufacturing processes could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.

Our inability or that of our collaborators to enter into and maintain agreements with third-party manufacturers on acceptable terms could cause shortages of clinical trial supplies of our product candidates, thereby delaying or preventing regulatory approval and/or commercialization of the affected product candidate, and adversely affecting our ability to generate revenues.  Specifically, Biocon and Patheon are currently our sole suppliers of DIFICID API and drug product, respectively.  While it is our intention to establish a long-term supply agreement for DIFICID drug product, we currently do not have any such agreement and we may not be able to reach mutually agreeable terms with Patheon or alternative suppliers. Consequently, we cannot be certain that Patheon will continue to be willing to perform manufacturing services related to DIFICID drug product on acceptable terms to us or at all.  If Patheon becomes unwilling to continue performing manufacturing services under our current arrangements or if we are unable to establish a long-term supply arrangement for the commercial supply of DIFICID drug product, our ability to successfully and timely launch and commercialize DIFICID, if approved, would be subject to a substantial risk of supply failure.

While we work closely with our current suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.

A reduction or interruption in our supply of DIFICID API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture DIFICID in a timely or cost effective manner to make our related product sales, and could result in a breach of our supply agreement with Astellas or our co-promotion agreement with Cubist, which could result in either or both of those parties terminating their respective agreements with us.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture DIFICID API and rely on Patheon, Inc. to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. We also rely on Nippon Shinyaku, which contracts with Juzen Chemical Corporation, or Juzen, as well as Angelini Francesco Acraf SpA, or Angelini, and Patheon, to manufacture Pruvel drug supplies.  The manufacturing facilities of Biocon, Juzen and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s, Juzen’s nor Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  Angelini’s facilities have not been inspected or approved by the FDA.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon, Juzen, Angelini, and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we and our collaborators may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product candidates, which would significantly harm our business and prospects.

Other than our collaboration agreement with Astellas, we may not be able to enter into acceptable agreements to commercialize DIFICID outside of the United States or if, needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development and potential commercialize DIFICID outside of the United States through collaboration arrangements with third parties, such as our collaboration with Astellas.  We may be unable to enter into additional collaboration arrangements in international markets outside of the Astellas territory.  In addition, there can be no guarantee that Astellas or any other parties that we may enter into collaboration arrangements with will be successful or result in more revenues than we could obtain by marketing DIFICID on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of DIFICID in areas outside of the United States and outside of the Astellas territory, we may need to develop our own marketing and sales force to market DIFICID in these territories to hospital-

based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians and do not currently have sufficient funds to develop an adequate sales force in these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize DIFICID in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

If approved, our lead product candidates will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to DIFICID and Xifaxan®/rifaxamin with respect to Pruvel, and generic antibiotics such as metronidazole and oral vancomycin with respect to DIFICID and ciprofloxacin with respect to Pruvel.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDI. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

We anticipate that, if approved, DIFICID and Pruvel will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID, if approved, will immediately face steep competition from an inexpensive generic form of metronidazole.  DIFICID would currently face generic oral vancomycin competition in Europe and in the future may face competition from generic oral vancomycin in the United States as well.  In addition, our internal market research suggests that there is increasing use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDI other than in certain limited circumstances, such as in patients at high risk of recurrence.  If we or our collaborators are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID, Pruvel or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.*

Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of DIFICID, Pruvel and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

Because DIFICID is a differentiated antibiotic for the treatment of CDI, it may encounter additional hurdles to market acceptance by physicians, who may be skeptical about its clinical benefits, or healthcare payors, who may resist reimbursing a premium-priced therapeutic particularly in light of the availability of generic alternatives.

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

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.*

A key element of our strategy is to commercialize a portfolio of innovative hospital specialty products in addition to DIFICID and Pruvel.  As a significant part of our growth strategy, we intend to develop and commercialize, independently and/or through collaboration partners, additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we or our collaborators are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we or our collaborators will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize, independently and/or through collaborators, viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow DIFICID and Pruvel, and our business prospects would be significantly harmed.

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

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates or negatively affect sales of any marketed product.*

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  For example, in November 2010, due to a higher than expected incidence of cutaneous rash during the course of a study of the possible interaction between Pruvel and antacids, we informed the FDA that we were voluntarily terminating the research study.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In our Phase 3 clinical trials of DIFICID, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  Patients treated with Pruvel have experienced drug-related side effects including abdominal pain, diarrhea, nausea, renal toxicities, cardiac arrhythmias, photosensitivity, rash, excessive flushing of the skin and central nervous system effects, such as seizures.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Adverse events encountered in any post-approval studies may also harm our efforts and those of our collaborators to market our product candidates or could result in withdrawal of regulatory approvals.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•                  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their overage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals which began in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

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

We also cannot be certain that DIFICID and Pruvel or other current or future drug candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for our drug candidates, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If DIFICID and Pruvel or other current or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for DIFICID and Pruvel.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

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

Our business and operations would suffer in the event of computer, telecommunications or other system failure.*

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.  For example, the loss of clinical trial information from completed or ongoing clinical trials for DIFICID or Pruvel, which is maintained by our third-party CRO, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

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

We have four issued patents and ten pending patent applications related to DIFICID in the U.S.  We also have six issued foreign patents related to DIFICID.

The patent and patent applications related to DIFICID encompass various topics relating to:

•                  composition of matter;

•                  pharmaceutical composition and methods of use;

•                  polymorphic forms and pharmaceutical compositions thereof;

•                  manufacturing processes;

•                  treatment of diseases;

•                  formulation;

•                  selected indications in CDI patients; and

•                  primary metabolites.

If we are unable to obtain sufficient patent protection encompassing DIFICID, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of DIFICID.  Furthermore, even though the manufacturing process patent has issued, and even if the formulation patent application results in an issued patent, our competitors, including generic drug companies, may be able to design around our manufacturing processes or formulation for DIFICID.  As a result, our competitors may be able to develop competing products without infringing our patents.

We plan to evaluate our commercialization options for Pruvel which we expect would be marketed to high-prescribing physicians of antibiotics for infectious diarrhea.  The primary patent covering Pruvel expired in February 2009.  In 2009, our licensor, Nippon Shinyaku, received an additional patent in the U.S. which relates to a key intermediate in the manufacturing process for Pruvel.  Despite its issuance, this patent may later be challenged by a third party or fail to prevent a third party from producing and marketing a generic form of Pruvel in the United States.   If the available protection afforded by this patent is insufficient, we will likely rely on one or more regulatory marketing exclusivities for Pruvel in the United States.  Specifically, if an NDA for Pruvel is approved, we expect to receive a five-year period of marketing exclusivity under the Hatch-Waxman Act. This exclusivity period is available to the first applicant to gain approval of an NDA for a new chemical entity, or NCE, that has not previously been approved as an active ingredient under Section 505(b) of the Food Drug and Cosmetic Act, or FDCA.  While we expect that the NCE exclusivity period will be available for Pruvel, if the recent patent is insufficient to maintain exclusivity in the United States with respect to Pruvel, we may face generic competition in the United States five years after our NDA for Pruvel is approved by the FDA. If we are unable to obtain marketing exclusivity beyond five years from the approval of our NDA, our potential revenues from Pruvel sales in the U.S. will be limited.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  For example, Nippon Shinyaku is responsible for the maintenance of patents and prosecution of patent applications relating to Pruvel.  We may also be dependent on Par to provide technical support for patent applications relating to DIFICID.  If any of these parties fail to adequately protect these product candidates with issued patents, our business and prospects would be significantly harmed.

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

Although we have conducted searches of third-party patents with respect to DIFICID and Pruvel, these searches may not have identified all third-party patents relevant to those products and we have not conducted an extensive search of patents issued to third parties with respect to our other product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer”, “Optimer Pharmaceuticals” and “Pruvel”, we are aware that the name “Optimer” has been registered as a trademark with the U.S. PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

•                  any adverse development or perceived adverse development with respect to the FDA’s review of our NDA for DIFICID or the EMA’s review of our MAA for DIFICID, including a request for additional information;

•                  any delays in the FDA’s review of our NDA for DIFICID, including the FDA’s inability to complete its review by the PDUFA goal date of May 30, 2011;

•                  developments our ability to submit an NDA for Pruvel to the FDA, including as a result of our pending investigation of the safety of Pruvel;

•                  changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•                  the success of our development efforts and clinical trials, particularly with respect to DIFICID and Pruvel;

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
4.4	(6)	Form of Warrant to Purchase Common Stock.
10.1	(7)	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc., as amended.
10.2	*	Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd. dated February 2, 2011.
10.3	*	Supply Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd. dated February 2, 2011.
10.4	(8)	First Amendment to Financing Agreement between Optimer Pharmaceuticals, Inc., Optimer Biotechnology, Inc. and certain investors named therein, dated February 28, 2011.
10.5	(9)	Summary of Optimer Pharmaceuticals, Inc. 2011 Incentive Compensation Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Filed with Registrant’s Registration Statement on Form S-1 November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.
(4)	Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.
(5)	Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.
(6)	Filed with Registrant’s Current Report on Form 8-K on March 5, 2009.
(7)	Filed with Registrant’s Current Report on Form 8-K on March 25, 2011.
(8)	Filed with Registrant’s Current Report on Form 8-K on March 2, 2011.
(9)	Filed with Registrant’s Current Report on Form 8-K on April 29, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 5, 2011	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)