Form 10-Q
period 2011-06-30
OPTIMER PHARMACEUTICALS INC
filed 2011-08-04
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2011 was 46,603,301 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,402,529	$19,861,924
Short-term investments	96,391,742	29,553,506
Research grant and other receivables	78,957	53,552
Inventory	1,369,482	—
Prepaid expenses and other current assets	5,843,511	463,307
Total current assets	165,086,221	49,932,289
Property and equipment, net	2,172,443	697,683
Long-term investments	882,000	882,000
Other assets	1,242,523	508,190
Total assets	$169,383,187	$52,020,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,738,492	$2,307,820
Accrued expenses	5,080,679	2,385,046
Total current liabilities	11,819,171	4,692,866
Deferred rent	183,515	141,138
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,602,501 shares and 39,278,965 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	46,603	39,279
Additional paid-in capital	351,215,431	267,665,732
Accumulated other comprehensive income	543,480	298,850
Accumulated deficit	(201,920,383)	(222,814,407)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	149,885,131	45,189,454
Noncontrolling interest	7,495,370	1,996,704
Total stockholders’ equity	157,380,501	47,186,158
Total liabilities and stockholders’ equity	$169,383,187	$52,020,162

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Licensing	$—	$—	$69,165,000	$—
Research grants	33,294	357,436	144,933	654,873
Total revenues	33,294	357,436	69,309,933	654,873
Cost and expenses:
Cost of licensing	—	—	4,273,532	—
Research and development	10,570,636	6,419,251	19,041,145	17,780,830
Marketing	6,974,322	656,464	10,407,915	925,058
General and administrative	7,506,525	3,686,442	15,786,707	6,075,154
Total operating expenses	25,051,483	10,762,157	49,509,299	24,781,042
Income (loss) from operations	(25,018,189)	(10,404,721)	19,800,634	(24,126,169)
Interest income and other, net	95,860	53,719	119,102	78,497
Consolidated net income (loss)	$(24,922,329)	$(10,351,002)	$19,919,736	$(24,047,672)
Net loss attributable to noncontrolling interest	683,483	290,105	974,288	491,020
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(24,238,846)	$(10,060,897)	$20,894,024	$(23,556,652)
Net income (loss) per share - basic	$(0.52)	$(0.26)	$0.47	$(0.64)
Net income (loss) per share - diluted	$(0.52)	$(0.26)	$0.46	$(0.64)
Weighted average number of shares used to compute net income (loss) per share - basic	46,479,395	38,306,910	44,581,010	36,663,380
Weighted average number of shares used to compute net income (loss) per share - diluted	46,479,395	38,306,910	45,447,261	36,663,380

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010

Operating activities
Net income (loss)	$19,919,736	$(24,047,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206,406	141,869
Stock based compensation	4,687,680	3,151,267
Issuance of common stock for consulting services	2,793,514	—
Deferred rent	42,377	(53,295)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(5,380,204)	(418,806)
Research grant and other receivables	(25,405)	18,682
Inventory	(1,369,482)	—
Other assets	(734,333)	(4,979)
Accounts payable and accrued expenses	7,126,305	(2,089,485)
Net cash provided (used) in operating activities	27,266,594	(23,302,419)

Investing activities
Purchases of short-term investments	(91,899,393)	(35,058,358)
Sales or maturity of short-term investments	25,165,000	21,000,000
Purchases of property and equipment	(1,681,166)	(272,965)
Net cash used in investing activities	(68,415,559)	(14,331,323)

Financing activities
Proceeds from sale of common stock	82,270,022	51,774,170
Net cash provided by financing activities	82,270,022	51,774,170
Effect of exchange rate changes on cash and cash equivalents	419,548	182,860
Net increase in cash and cash equivalents	41,540,605	14,323,288
Cash and cash equivalents at beginning of period	19,861,924	17,054,328
Cash and cash equivalents at end of period	$61,402,529	$31,377,616

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

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently has one approved anti-infective product, DIFICID™ (fidaxomicin), for the treatment of Clostridium difficile-associated diarrhea (“CDAD”), and one anti-infective product candidate, Pruvel™ (prulifloxacin), for the treatment of infectious diarrhea. The Company is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

In May 2011, the U.S. Food and Drug Administration (“FDA”), granted marketing approval for DIFICID for the treatment of CDAD in adults 18 years of age and older.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

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

2.     Summary of Significant Accounting Policies

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss in the consolidated statement of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. The Company capitalizes inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales.

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

For multiple deliverable agreements entered into after December 31, 2010, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

The Company recognizes revenue for delivered elements only when it determines there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Research and Development Expenses

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the New Drug Application (“NDA”) for such product.  In November 2010, the Company paid a $1.5 million filing fee to the FDA associated with the NDA for DIFICID.  The filing fee is potentially refundable for companies that qualify as a small business which is defined by the Small Business Association (“SBA”) as a company with 250 employees or less.  The Company asserted that it qualifies as a small business and submitted data to the SBA to support its assertion.  As the small business determination was uncertain, the Company recorded the $1.5 million NDA fee as research and development expense.  In March  2011, the Company received a letter from the SBA concurring with the Company’s assessment that it is a small business. Consequently, the Company recorded the $1.5 million fee as a receivable and reduced the research and development expenses in March 2011. In June 2011, the Company was refunded the $1.5 million fee from the SBA.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  Consolidated comprehensive loss was ($24.6) million and ($10.3) million for the three months ended June 30, 2011 and 2010, respectively. Consolidated comprehensive income (loss) was $20.4 million and ($23.9) million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the cumulative unrealized loss on investments and the cumulative gain on foreign currency translation adjustment was $100,823 and $442,657, respectively. As of December 31, 2010, the cumulative unrealized loss on investments and the cumulative gain on foreign currency translation adjustment was $3,020 and $301,870, respectively.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards.  The amendments in this update change the wording used to describe many of the requirements under U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of these amendments is not expected to have a material impact on the Company’s financial position, cash flow or results of operations.

In June 2011, the FASB issued an update which amends the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either choice, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. The adoption of these amendments is not expected to have a material impact on the Company’s financial position, cash flow or results of operations.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements as of June 30, 2011:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$61,402,529	$—	$—	$61,402,529
Marketable securities	96,391,742	—	—	96,391,742
Auction rate securities	—	—	882,000	882,000

Level 1:  Quoted prices in active markets for identical assets and liabilities; or

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:  Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2011	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at June 30, 2011	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of June 30, 2011, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of June 30, 2011, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate its security in the near term.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

4.     Investment Securities

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	June 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$85,769,294	$106,229	$(4,322)	$85,871,201
Corporate bonds	10,521,625	2,660	(3,744)	10,520,541
	$96,290,919	$108,889	$(8,066)	$96,391,742

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$26,542,210	$2,311	$(4,924)	$26,539,597
Corporate bonds	3,014,319	23	(433)	3,013,909
	$29,556,529	$2,334	$(5,357)	29,553,506

Investments in net unrealized loss positions as of June 30, 2011 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	6	$13,714,315	$(4,322)	$—	$—	$13,714,315	$(4,322)
Corporate bonds	3	5,074,683	(3,744)	$—	$—	5,074,683	(3,744)
		$18,788,998	(8,066)	$—	$—	$18,788,998	$(8,066)

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2011, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$39,645,708	$39,654,678
Due in one year to two years	56,645,211	56,737,064
	$96,290,919	$96,391,742

The weighted-average maturity of our short-term investments as of June 30, 2011 and 2010, was approximately thirteen months and four months, respectively.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

The following table reconciles equity attributable to noncontrolling interest:

For the Six Months Ended June 30, 2011
Noncontrolling interest, January 1, 2011	$1,996,704
Additional financing	6,194,193
Net loss attributable to noncontrolling interest	(974,288)
Translation adjustments	278,761
Noncontrolling interest, June 30, 2011	$7,495,370

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold warrants to purchase up to an aggregate of 91,533 shares of its common stock.  These warrants had an exercise price of $10.93 per share and were exercised in June 2011.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.              Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) — basic and diluted	$(24,238,846)	$(10,060,897)	$20,894,024	$(23,556,652)
Denominator:
Weighted average number of shares of common stock outstanding - basic	46,479,395	38,306,910	44,581,010	36,663,380
Effect of dilutive securities:
Restricted stock	—	—	43,560	—
ESPP shares	—	—	39,381	—
Stock award common share equivalents	—	—	783,310	—
Weighted average number of shares of common stock outstanding - diluted	46,479,395	38,306,910	45,447,261	36,663,380
Net income (loss) per share - basic	$(0.52)	$(0.26)	$0.47	$(0.64)
Net income (loss) per share - diluted	$(0.52)	$(0.26)	$0.46	$(0.64)

For the three months ended June 30, 2011 and 2010, 5.8 million and 3.9 million, respectively, potentially dilutive shares of common stock were not included in the diluted net income per share calculations because they would have been antidilutive.

For the six months ended June 30, 2011 and 2010, 4.1 million and 3.9 million, respectively, potentially dilutive shares of common stock were not included in the diluted net income per share calculations because they would have been antidilutive.

7.              Stock Based Compensation

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

In March and in June 2011, the Company’s Board of Directors approved amendments to the 2006 Plan to provide for the reservation of an additional 1,750,000 shares and 1,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

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

Performance-Based Stock Options, Performance-Based Restricted Stock Units, and Stock Awards

On May 5, 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of its Board of Directors.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met, and, in May 2011, another one of the performance criteria was met. As a result of the accomplishment of these goals, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal will vest on the one-year anniversary of the achievement of such goal and the remaining shares will vest in 36 equal monthly installments thereafter.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Dr. Chang has continued to serve as the Chairman of the Company’s Board of Directors. In January 2011, one of the performance criteria was met, and, in May 2011, another one of the performance criteria was met. As a result of the accomplishment of these goals,1/4th of the option shares related to each goal vested upon the accomplishment of such goal. The remaining shares will vest in 24 equal monthly installments over the subsequent two-year period.

Employee Stock Purchase Plan

Optimer also grants stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, performance-based stock options, performance-based restricted stock units, and ESPP purchase rights during the three and six months ended June 30, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	2.10-3.46%	2.66-3.53%	2.10-3.46%	2.66-3.53%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08-9.08	6.05-10.00	5.27-9.49	5.02-10.00
Volatility	69.13-72.20%	71.24-79.07%	69.13-73.63%	71.24-79.07%

	Three months ended June 30,		Six months ended June 30,
ESPP	2011	2010		2010
Risk-free interest rate	0.14-0.16%	0.19-0.20%	0.14-0.18%	0.17-0.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	0.5	0.5	0.5	0.5
Volatility	41.05-44.29%	34.23-39.62%	40.01-44.29%	34.08-39.62%

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

Total stock-based compensation expense related to all of the Company’s stock options, restricted stock units, stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months and six months ended June 30, 2011 and 2010, was comprised as follows:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$637,374	$406,145	$1,312,897	$790,142
Marketing	215,413	94,997	258,278	188,308
General and administrative	1,604,209	1,623,761	3,017,054	2,091,006
Stock-based compensation expense	$2,456,996	$2,124,903	$4,588,229	$3,069,456

At June 30, 2011, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $24.0 million and the related weighted-average period over which such expense is expected to be recognized is approximately 3.5 years.

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

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI during the three months and six months ended June 30, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.75%	1.38%	1.63-1.750%	1.25-1.38%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	6.08	6.08
Volatility	88.35%	92.14%	88.12-88.35%	91.65-92.14%

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$15,303	$11,592	$27,727	$19,026
Marketing	791	—	791	—
General and administrative	36,165	30,325	70,933	62,785
Stock-based compensation expense	$52,259	$41,917	$99,451	$81,811

At June 30, 2011, the total unrecognized compensation expense related to unvested stock options issued to OBI employees was approximately $607,000 and the related weighted-average period over which this expense is expected to be recognized was approximately 2.8 years.

8.     Revenue and Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases (“NIAID”). This $3.0 million grant was awarded in September 2007 for three years and was extended to August 2011. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains and to support additional toxicology studies.  The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support surveillance studies of C. difficile isolates across North America to compare the activity of DIFICID with existing CDAD treatments.  For the three months ended June 30, 2011 and 2010, the Company recognized revenues related to research grants of $33,294, and $357,436, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized revenues related to research grants of $144,933, and $654,873, respectively.

Other Collaborative Agreements

Cubist Pharmacueticals, Inc.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company will pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) beginning upon the commencement of the sales program of DIFICID in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  The Company and Cubist may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the United States are below specified levels, subject to certain limitations.  In addition, the Company may terminate the agreement, subject to certain limitations, if (i) the Company withdraws DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States, or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  In addition, Cubist may terminate the agreement, subject to certain limitations, if (i) the Company experiences certain supply failures in relation to the demand for DIFICID in the United States, (ii) the Company is acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the United States, or (iv) the Company fails to comply with applicable laws in performing its obligations.

In June 2011, the Company paid Cubist $3.75 million for the first quarterly payment which the Company will record as a marketing expense beginning in the third quarter of 2011 in connection with the launch of DIFICID.

Astellas Pharma Europe Ltd.

In February 2011, the Company entered into a collaboration and license agreement with Astellas pursuant to which the Company granted to Astellas an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize DIFICID in Europe, and certain other countries in the Middle East, Africa and the CIS. In March 2011, the parties amended the agreements with Astellas to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories, the Astellas territories). Under the terms of the agreement, Astellas has agreed to use commercially

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

reasonable efforts to develop and commercialize DIFICID in the Astellas territory at its expense, and is obligated to achieve certain additional regulatory and commercial diligence milestones with respect to DIFICID in the Astellas territory.  The Company and Astellas may also agree to collaborate in, and share data resulting from, global development activities with respect to DIFICID, in which case we and Astellas will be obligated to co-fund such activities.  In addition, under the terms of the agreement, Astellas granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas and its sublicensees in the course of developing DIFICID and controlled by Astellas or its affiliates for use by the Company and any of the Company’s sublicensees in the development and commercialization of DIFICID outside the Astellas territory and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the Astellas territory.  In addition, under the terms of a supply agreement entered into by the Company and Astellas on the same date, the Company will be the exclusive supplier of DIFICID to Astellas for Astellas’ development and commercialization activities in the Astellas territory during the term of the supply agreement, and Astellas is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Par Pharmaceutical, Inc.

The Company holds worldwide rights to DIFICID.  In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par Pharmaceutical, Inc. (“Par”) under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company is obligated to pay Par a 5% royalty on any net sales by the Company, its affiliates or its licensees of DIFICID in North America and Israel, including Cubist, and a 1.5% royalty on any net sales by the Company or its affiliates of DIFICID in the rest of the world.  In addition, in the event the Company licenses its right to market DIFICID in the rest of the world, such as the license granted to Astellas, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to DIFICID.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the Astellas agreement.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Patheon Inc.

In June 2011, the Company entered into a commercial manufacturing services agreement with Patheon Inc. (“Patheon”) to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries. The Company has agreed to purchase a specified percentage of its fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

The term of the agreement extends through December 31, 2016 and will automatically renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. The Company and Patheon may terminate the Agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product, if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product, or if the Company determines to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to the Company, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement, or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Cempra Pharmaceuticals, Inc.

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra Pharmaceuticals, Inc. (“Cempra”).  The Company granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations (“ASEAN”) countries, with the right to sublicense, to the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the license, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  The Company may also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

9.     Subsequent Event

In July 2011, we commenced commercial sales of DIFICID in the U.S.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products that have positive impact on society.  We focus on products that have the potential to make a significant difference in the lives of patients and reduce the burden of disease. We have one approved product, DIFICID™ (fidaxomicin), and one late-stage anti-infective product candidate, Pruvel™ (prulifloxacin).

DIFICID is a macrolide antibacterial drug indicated in adults 18 years and older for the treatment of Clostridium difficile-associated diarrhea, or CDAD. We currently hold rights to DIFICID in all regions of the world except for territories where we have licensed such rights to Astellas Pharma Europe Ltd., or Astellas.

In May 2011, the U.S. Food and Drug Adminstration, or FDA, approved DIFICID for the treatment of CDAD in adults 18 years of age and older. In July 2011, we commenced commercial sales of DIFICID in the U.S. We have committed to conducting a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients.  We also plan to conduct a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.

In July 2010, we filed, and in August 2010 the European Medicines Agency, or EMA, accepted for review, an MAA to permit marketing of DIFICID in Europe.

In February 2011, we entered into an exclusive collaboration and license agreement with Astellas to develop and commercialize DIFICID in Europe, Africa and certain other countries in the Middle East and the Commonwealth of Independent States, or CIS, which we refer to as the Astellas territory. In return for an exclusive license to DIFICID in the Astellas territory, Astellas paid to us an upfront cash payment of $69.2 million and we are eligible to receive additional cash payments totaling up to 115 million Euros upon the achievement of certain regulatory and commercial milestones.  Furthermore, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID in the Astellas territory, if approved.  Astellas will be responsible for all future costs associated with the development and commercialization of DIFICID in the Astellas territory including the costs associated with the MAA for DIFICID in Europe.  In connection with the collaboration and license agreement, we also entered into a supply agreement with Astellas pursuant to which we will be the exclusive supplier of DIFICID to Astellas in the Astellas territory and Astellas is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

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

In exchange for Cubist’s co-promotion activities and personnel commitments, we will pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) upon the commencement of the DIFICID sales program in the United States.  Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any. In June 2011, we paid Cubist $3.75 million for the first quarterly payment which we will record as a marketing expense beginning in the third quarter of 2011 in connection with the launch of DIFICID.

In June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries. We have agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates. The term of the agreement extends through December 31, 2016 and will automatically renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the agreement is terminated early pursuant to its terms.

Pruvel is a prodrug in the fluoroquinolone class of antibiotics, a widely-used class of broad-spectrum antibiotics. We are developing Pruvel as a treatment for infectious diarrhea.  In July 2008, we reported positive top-line data from the first Phase 3 trial conducted in Mexico and Peru and in February 2009, we reported positive top-line data from the second Phase 3 trial conducted in India, Guatemala and Mexico.  The top-line analysis of data from these studies showed that Pruvel met the primary endpoint of time to last unformed stool, or TLUS, compared to placebo. On November 9, 2010, due to a higher than expected incidence of cutaneous rash during the course of a study of the possible interaction between Pruvel and antacids, we informed the FDA that we were voluntarily terminating the research study.  All reported events of cutaneous rash from the drug interaction study were mild or moderate in severity and required little or no treatment and all resolved completely.   We have conducted an investigation into the cause of the rash and the results were inconclusive.  Rashes are a known and infrequent side effect of fluoroquinolone antibiotics, such as Pruvel, and rashes occurred at or below the rate generally expected for other fluoroquinolones in both of our previous Pruvel Phase 3 clinical trials.  We are evaluating the commercial feasibility of Pruvel and are not currently able to estimate if or when we will initiate any new study or further investigation or the extent of the delay in our planned submission of an NDA for Pruvel. We currently hold rights to commercialize Pruvel in the United States, and it is sold by other parties in Japan, Italy and certain European countries.

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

We were incorporated in November 1998.  Since inception, we have focused on developing and commercializing  DIFICID and developing our Pruvel product candidate.  We have never been profitable in any fiscal year and have incurred significant net losses since our inception.  As of June 30, 2011, we had an accumulated deficit of $201.9 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities associated with DIFICID and Pruvel, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the commercialization of DIFICID and the clinical development and regulatory approval of our product candidates, as well as acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales.

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

Total consolidated stock-based compensation expense of $2.5 million and $2.2 million was recognized in the three months ended June 30, 2011 and 2010, respectively.  Total consolidated stock-based compensation expense of $4.7 million and $3.2 million was recognized in the six months ended June 30, 2011 and 2010, respectively.  The stock-based compensation expense recognized during the three months and six months ended June 30, 2011 included expense from performance-based stock options and restricted stock units.

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

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Total revenues.  Total revenues for the three months ended June 30, 2011 and 2010 were $33,000 and $357,000, respectively. The decrease of $324,000 was due to a decrease in NIH research efforts.

Research and development expense.  Research and development expense for the three months ended June 30, 2011 and 2010 was $10.6 million and $6.4 million, respectively, an increase of $4.2 million. The increase was primarily due to higher health economics research, pharmacovigilance, medical affairs, and publication expenses, as well as higher research and development expenses by OBI for its Phase 2/3 breast cancer clinical trial.

Marketing expense.  Marketing expense for the three months ended June 30, 2011 and 2010 was $7.0 million and $656,000 respectively, an increase of $6.3 million. The increase was related to our efforts to establish our commercial infrastructure and prepare for the commercial launch of DIFICID. We hired approximately 100 hospital account managers and marketing personnel and thus significantly increased our compensation expenses and related personnel costs. We also incurred increased training expenses as well as public relations expenses related to the commercial launch of DIFICID.

General and administrative expense.  General and administrative expense for the three months ended June 30, 2011 and 2010 was $7.5 million and $3.7 million, respectively.  The increase of $3.8 million was because of higher compensation expense due to additional headcount as well as higher recruitment, consulting, facilities and legal expenses.

Interest income and other, net.  Interest income and other, net of $96,000 for the three months ended June 30, 2011 was relatively consistent with the $54,000 for the three months ended June 30, 2010.

Income taxes. We did not record a provision for income taxes during the three months ended June 30, 2011 due to our anticipated ability to utilize existing net operating losses and credit carryovers.

Comparison of Six Months Ended June, 2011 and 2010

Total revenues.  Total revenues for the six months ended June 30, 2011 and 2010 were $69.3 million and $655,000, respectively. The increase of $68.6 million was due to the upfront payment we received from Astellas under the DIFICID collaboration and license agreement. The payment was earned upon delivery of the license and related know-how which occurred in the quarter ended March 31, 2011.

Cost of licensing.  Cost of licensing for the six months ended June 30, 2011 was $4.3 million.  This amount represents a 6.25% royalty payment we made to Par based on net revenue from the Astellas upfront payment. We did not have cost of licensing expense in the same period of the prior year.

Research and development expense.  Research and development expense for the six months ended June 30, 2011 and 2010 was $19.0 million and $17.8 million, respectively, an increase of  approximately $1.3 million.   The increase was primarily due to higher health economics research, pharmacovigilance, medical affairs, publication expenses as well as higher research and development expenses by OBI for its Phase 2/3 breast cancer clinical trial. The increase was offset by the inclusion in the prior year period of a $5.0 million milestone payment due to Par for the successful completion of the second DIFICID Phase 3 trial.

Marketing expense.  Marketing expense for the six months ended June 30, 2011 and 2010 was $10.4 million and $925,000 respectively, an increase of $9.5 million.   The increase was related to our efforts to establish our commercial infrastructure and prepare for the commercial launch of DIFICID. We hired approximately 100 hospital account managers and marketing personnel and thus significantly increased our compensation expenses and related personnel costs. We also incurred increased training expenses as well as public relations expenses relating to the commercial launch of DIFICID.

General and administrative expense.  General and administrative expense for the six months ended June 30, 2011 and 2010 was $15.8 million and $6.1 million, respectively.  The increase of $9.7 million was due to higher compensation expenses, including $3.0 million of stock compensation expense, an increase of $915,000 over the same period in the prior year, as well as higher consulting expenses including advisory fees related to the Astellas collaboration, recruitment, facilities and legal expenses.

Interest income and other, net.  Interest income and other, net of $119,000 for the six months ended June 30, 2011 was relatively consistent with the $78,000 for the six months ended June 30, 2010.

Income taxes. We did not record a provision for income taxes during the six months ended June 30, 2011 due to our anticipated ability to utilize existing net operating losses and credit carryovers.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, our operations have been financed primarily through the sale of equity securities.  Through June 30, 2011, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock as follows:

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

Until required for operations, we invest a substantial portion of our available funds in money market funds, corporate debt securities, U.S. government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of June 30, 2011, our consolidated cash, cash equivalents and short-term investments totaled approximately $157.8 million as compared to $49.4 million as of December 31, 2010, an increase of approximately $108.4 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to our receipt of net proceeds of $73.1 million in February 2011 in a public common stock offering and a $69.2 million upfront payment from Astellas in March 2011 in connection with a collaboration and license agreement for DIFICID. Additionally, in February 2011 OBI raised approximately $15.5 million in gross proceeds in a private placement of common shares. Of our consolidated cash, cash equivalents and short-term investments, $17.2 million was held by OBI as of June 30, 2011.

Although we started selling DIFICID in July 2011, we cannot be certain if, when or to what extent we will receive meaningful cash inflows from our commercialization activities.  We expect our commercialization expenses to be substantial and to increase over the next few years. We also expect to continue to incur development expenses as we pursue life cycle management opportunities and build our pipeline.

On April 5, 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we will pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) upon the commencement of the DIFICID sales program in the United States. In June 2011, we paid the first quarterly payment of $3.75 million to Cubist. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

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

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  our ability to successfully market and sell DIFICID;

•                  the costs of establishing, maintaining and managing our commercial infrastructure including our sales or distribution capabilities and the timing of such efforts;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of June 30, 2011 consisted primarily of money market funds, corporate debt securities  and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended June 30, 2011 would have resulted in approximately an $11,500 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

We have operated primarily in the United States and most transactions during the quarter ended June 30, 2011 have been made in U.S. dollars except that, under our agreement with Astellas, all milestone payments we may receive from Astellas are in Euros, though we receive payment in U.S. dollars based on an average exchange rate. Accordingly, other than with respect to these payments under the Astellas agreement, we have not had any material exposure to foreign currency rate fluctuations.

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

Changes in internal control over financial reporting. In connection with entering the Astellas collaboration agreement in February 2011, we have developed and will continue developing additional internal controls over our revenue recognition process.  In connection with the FDA approval of DIFICID in May 2011, we have developed and will continue developing internal controls over inventory processes. Except for the development of the additional internal controls over revenue recognition and inventory, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1a. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.*

Our success depends on our ability to effectively commercialize our only product, DIFICID, which was approved by the FDA in May 2011, for the treatment of CDAD in adults 18 years of age and older.

We launched DIFICID in July 2011, and our ability to effectively commercialize and generate revenues from DIFICID will depend on several factors, including:

•                  our ability to create market demand for DIFICID through our own marketing and sales activities as well as through our co-promotion agreement with Cubist;

•                  our ability to train, deploy and support a qualified sales force;

•                  our ability to secure formulary approvals for DIFICID at a substantial number of targeted hospitals and long-term care facilities;

•                  adequate coverage or reimbursement for DIFICID by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations;

•                  the performance of our third-party manufacturers and our ability to ensure that our supply chain for DIFICID efficiently and consistently delivers DIFICID to our customers;

•                  the ability to implement and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•                  our ability to maintain and defend our patent protection and regulatory exclusivity for DIFICID.

Any disruption in our ability to generate revenues from the sale of DIFICID or lack of success in its commercialization will have a substantial adverse impact on our results of operations.

Our efforts to successfully commercialize DIFICID in the U.S. are subject to many internal and external challenges and if we cannot overcome these challenges in a timely manner, our future revenues and profits could be materially and adversely impacted.*

As DIFICID is a newly marketed drug, none of the members of our or Cubist’s sales forces had ever promoted DIFICID prior to its launch in July 2011. As a result, we and Cubist are required to expend significant time and resources to train our respective sales forces to be credible and persuasive in convincing physicians, pharmacists, long-term care facilities and hospitals to use DIFICID. In addition, we and Cubist also must train our respective sales forces to ensure that a consistent and appropriate message about DIFICID is being delivered to our potential customers. In addition, we must effectively collaborate and coordinate with Cubist sales force representatives in co-promoting DIFICID, including training therefor.  If we or Cubist are unable to effectively train our respective sales forces and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of DIFICID and its proper administration, our efforts to successfully commercialize DIFICID could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

In addition to extensive internal efforts, the successful commercialization of DIFICID will depend on whether many third-parties, over whom we have no control, determine to utilize DIFICID. These third parties include physicians, pharmacists, long-term care facilities and hospital pharmacies. The sale of DIFICID to hospitals is dependent upon addition of DIFICID to that hospital’s list of approved drugs, or formulary list by the hospital’s Pharmacies and Therapeutics, or P&T, committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring DIFICID for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add DIFICID to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting the approvals we need from enough P&T committees quickly enough to optimize hospital sales of DIFICID.

Even if we obtain hospital formulary approval for DIFICID, physicians must still prescribe DIFICID for its commercialization to be successful. Because DIFICID is a new drug with no track record of sales in the U.S., any inability to timely supply DIFICID to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead physicians to not accept DIFICID as a viable treatment alternative.

Although DIFICID has received regulatory approval from the FDA, it remains subject to substantial, ongoing regulatory requirements.*

DIFICID remains subject to ongoing FDA requirements with respect to manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. The FDA has the authority to regulate the claims we make in marketing DIFICID to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the approved label for the drug. In addition, the discovery of previously unknown problems with DIFICID, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in the imposition of additional restrictions, including withdrawal of the product from the market.

For example, as a condition of the approval of DIFICID, we are required to conduct a microbiological surveillance program to identify the potential for decreased susceptibility of C.difficile to DIFICID, as well as two post-marketing studies in pediatric patients. We also plan to conduct a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.  Depending on the outcome of the studies, we may be unable to expand the indications for DIFICID or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID.

We have implemented a comprehensive compliance program and related infrastructure, but we cannot provide absolute assurance that we are or will be in compliance with all potentially applicable laws and regulations. If our operations in relation to DIFICID fail to comply with applicable regulatory requirements, the FDA or other regulatory agencies may:

•                  issue warning letters or untitled letters;

•                  impose consent decrees, which may include the imposition of various fines, reimbursement for inspection costs, due dates for specific actions and penalties for noncompliance;

•                  impose fines or other civil or criminal penalties;

•                  suspend regulatory approval;

•                  suspend any ongoing clinical trials;

•                  refuse to approve pending applications or supplements to approved applications filed by us;

•                  impose restrictions on operations, including costly new manufacturing requirements;

•                  exclude us from participating in U.S. federal healthcare programs, including Medicaid or Medicare; or

•                  seize or detain products or require a product recall.

In addition to FDA restrictions, numerous other federal, state and local laws and regulations apply to the promotion and sale of pharmaceutical products, such as federal anti-kickback and false claims statutes. For example, the federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

Our product sales depend on adequate coverage and reimbursement from third-party payers.*

Our and our collaborators’ sales of DIFICID are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We and our collaborators rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States. We have licensed rights to develop and commercialize DIFICID in Europe and certain other countries to Astellas.  In the event we or our collaborators, including Astellas, seek approvals to market DIFICID in other non-U.S. territories, we or our collaborators including

Astellas, will need to work with the government-sponsored healthcare in Europe and each other foreign countries, as applicable, that are the primary payers of healthcare costs in such regions.  Certain government payers may regulate prices, reimbursement levels and/or access to DIFICID to control costs or to affect levels of use of our product.  We cannot predict the availability or level of coverage and reimbursement for DIFICID and the level of reimbursement for DIFICID could have a material adverse effect on our product sales and results or operations.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as listed in the approved labeling.*

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

If we or our collaborators fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for DIFICID and any future product candidates for which we have or license rights in international markets, our market opportunities will be limited.*

Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.  This is important for the commercialization of DIFICID for which we have granted an exclusive license to Astellas in the Astellas territory and for which we retain commercialization rights in the rest of the world.  We could experience significant delays and difficulties and incur significant costs in obtaining foreign regulatory approvals in the territories for which we retain commercialization rights.  Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others.  For example, if unanticipated concerns are raised by the EMA of the MAA for DIFICID, these concerns could negatively impact applications for marketing approval of DIFICID in a different country or territory. We have received correspondence from the EMA accepting our MAA for filing, as well as a list of questions setting forth the EMA’s requests for additional information pursuant to its review of our MAA submission. We submitted our  response in April 2011 to the EMA’s requests and recommendations. Pursuant to our collaboration and license agreement with Astellas,  and although we and Astellas are working together to prepare responses to the EMA’s requests, Astellas is ultimately responsible for providing additional information to the EMA. In June 2011, we received the List of Outstanding Issues from the EMA.  If Astellas’ response, prepared in collaboration with us, fails to satisfy the EMA, approval of the DIFICID MAA may be delayed or ultimately withheld.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.*

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and will face an even greater risk for commercial products, such as DIFICID; or product candidates which we plan to introduce commercially.  An individual may bring a liability claim against us if one of our products or product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against the product liability claim, we may incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

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

We must comply with federal and state “fraud and abuse” laws, and, if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.*

In the United States, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•                  federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Some states, such as California, Massachusetts and Vermont, mandate implementation of comprehensive compliance programs to ensure compliance with these laws.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Moreover, recent healthcare reform legislation has strengthened these laws.  For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  We also expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business.  The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations.  We believe that our operations are in material compliance with such laws and are aware of the need to increase our compliance resources if we begin marketing products.  However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.  In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2011, we had an accumulated deficit of approximately $201.9 million.  We have generated minimal revenues from product sales to date and we expect our expenses to increase substantially in the near term as we execute the commercial launch of DIFICID due to, among other things, increases to our headcount and anticipated payments to Cubist pursuant to our co-promotion agreement,  and as we pursue additional research and development activities, including potential additional indications for DIFICID. We have funded our operations through June 30, 2011 from the sale of approximately $333.8 million of our securities and through payments received under collaborations with partners or government grants. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing our product candidates, we are unable to predict the extent of any future losses.  We or our collaborators may never successfully commercialize our product candidates and thus we may never have any significant future revenues or achieve and sustain profitability.

The success of our efforts to commercialize DIFICID in the United States will be partially dependent on our co-promotion agreement with Cubist.*

Pursuant to our co-promotion agreement with Cubist, we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States. We have limited control over the amount and timing of resources that Cubist may devote to the co-promotion of DIFICID. If Cubist fails to adequately promote DIFICID, or if Cubist’s efforts are not effective for any other reason, our business may be negatively affected.  In particular, we are relying on our co-promotion agreement with Cubist to reach a broader segment of the CDAD market than we could otherwise reach on our own.  If Cubist is unsuccessful or the co-promotion agreement is terminated earlier than we expect, we may not be able to address these broader CDAD market segments, and the revenues we may generate from sales of DIFICID in the United States will be limited.

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

•                  we and Cubist may not be successful in coordinating our respective sales and promotion activities under the co-promotion agreement, which could lead to inefficiencies, the failure to maximize DIFICID sales in the Unites States, and/or disagreements between us and Cubist; or

•                  business combinations or significant changes in Cubist’s business strategy, including the acquisition or development by Cubist of other products, may adversely affect Cubist’s ability or willingness to perform its obligations under our co-promotion agreement.

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

Our management team has recently undergone significant change and expansion and we may experience difficulties or delays integrating our new executive level employees into our organization.*

Our success as an organization depends in part on our ability to successfully integrate new employees into our organization.  We may experience delays in the execution of our business strategy as our new management team members become familiar with our company and integrate with our longer-term employees.  This process may be further complicated by the fact that certain of our newly-hired management team members will reside on the East Coast, while the majority of our personnel are located in San Diego, California.

If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, sales and marketing, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  We are highly dependent on our chief executive officer, and the other principal members of our executive and scientific teams. The unexpected loss of the service of any of these persons may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  With the exception of Mr. Lichtinger, we employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We recently established a sales and marketing organization and have no experience as a company in marketing drug products.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we do not have any experience commercializing pharmaceutical products on our own. In order to commercialize any products, in addition to our engagement of Cubist as our exclusive co-promotion partner for DIFICID in the United States, we have established our own marketing, sales, distribution, pharmacovigilence, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bicoastal organizational structure could create management challenges.  We own exclusive rights to commercialize Pruvel in the United States, and are evaluating our commercialization options for Pruvel in the United States. The establishment and development of our own sales force to market DIFICID and any other products we may develop will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of Astellas in the Astellas territory and Cubist in the United States. In the event we are unable to fully develop our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to commercialize our product candidates which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.*

We are a relatively small company with 252 employees as of July 29, 2011.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  For example, in anticipation of the commercial launch of DIFICID, we hired approximately 100 sale representatives during the period from May 2011 through July 2011.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  Our need to effectively manage our operations growth and various projects requires that we:

•                  effectively train and manage a significant number of new employees, in particular our sales force, who have no prior experience with our company or DIFICID, and establish appropriate systems, policies and infrastructure to support our commercial organization;

•                  ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

•                  continue to carry out our own contractual obligations to our licensors and other third parties; and

•                  continue to improve our operational,  financial and management controls, reporting systems and procedures.

We may not be able to implement these tasks on a larger scale, and accordingly, may not achieve our development and commercialization goals.  Our failure to accomplish any of these goals could harm our financial results and prospects.

We currently depend, and will in the future continue to depend, on third parties to manufacture our products and product candidates, including DIFICID and Pruvel.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the active pharmaceutical ingredient, or API, for DIFICID and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including DIFICID.   We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

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

Other than our collaboration agreement with Astellas, we may not be able to enter into acceptable agreements to commercialize DIFICID outside of the United States or if, needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development of and potentially commercialize DIFICID outside of the United States through collaboration arrangements with third parties, such as our collaboration with Astellas.  We may be unable to enter into additional collaboration arrangements in international markets outside of the Astellas territory.  In addition, there can be no guarantee that Astellas or any other parties that we may enter into collaboration arrangements with will be successful or result in more revenues than we could obtain by marketing DIFICID on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of DIFICID in areas outside of the United States and outside of the Astellas territory, we may need to develop our own marketing and sales force to market DIFICID in these territories to hospital-based and long-term care physicians.  These efforts may not be successful as we have no relationships among such hospital-based and long-term care physicians and do not currently have sufficient funds to develop an adequate sales force in these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize DIFICID in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

Our products and product candidates compete or will compete against both branded antibiotic therapies, such as Vancocin Pulvules with respect to DIFICID and Xifaxan®/rifaxamin with respect to Pruvel, and generic antibiotics such as metronidazole and oral vancomycin with respect to DIFICID and ciprofloxacin with respect to Pruvel.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we

do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

We anticipate that DIFICID and, if approved, Pruvel will face increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID will immediately face steep competition from an inexpensive generic form of metronidazole.  DIFICID currently faces generic oral vancomycin competition in Europe and in the future may face competition from generic oral vancomycin in the United States as well.  In addition, our internal market research suggests that there is increasing use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  If we or our collaborators are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID, Pruvel or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

The commercial success of our product candidates will depend upon attaining significant market acceptance of these product candidates among physicians, patients, healthcare payors and the medical community.*

Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe our product candidates, which would prevent us from generating revenues or becoming profitable.  Market acceptance of Pruvel and any of our future product candidates by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including:

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

If we decide to continue development of Pruvel and it is  subsequently approved, we would plan to target our marketing of Pruvel primarily to high-prescribing physicians of antibiotics for infectious diarrhea, including those at travel clinics.  Because of the number of these physicians in the United States, we would be required to expend significant time and resources to obtain broad market acceptance of Pruvel among these physicians.  We do not have experience in marketing to this population of physicians and do not currently have the resources to be able to conduct such marketing efforts on our own.  As such, we may not be successful in any of these marketing efforts which would limit the commercial success of Pruvel.

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

In March 2010, PPACA became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

Our business and operations would suffer in the event of computer, telecommunications or other system failure.*

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug development programs.  For example, the loss of clinical trial information from completed or ongoing clinical trials for Pruvel, which is maintained by our third-party CRO, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.

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

•                  manufacturing processes;

•                  treatment of diseases;

•                  formulation;

•                  selected indications in CDAD patients; and

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

•                  announcement of foreign regulatory agency approval or non-approval of our or our competitors’ product candidates, or specific label indications for their use, or delays in the foreign regulatory agency review process;

•                  actions taken by the FDA or other regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or marketing and sales activities;

•                  any adverse development or perceived adverse development with respect to the the EMA’s review of our MAA for DIFICID, including a request for additional information;

•                  failure of DIFICID to achieve commercial success;

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

•                  changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ business;

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1		Amendment Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe, Ltd., dated March 29, 2011.
10.2	*	Co-Promotion Agreement between Optimer Pharmaceuticals, Inc. and Cubist Pharmaceuticals, Inc., dated April 5, 2011.
10.3	(6)+	Summary of Optimer Pharmaceuticals, Inc. 2011 Incentive Compensation Plan.
10.4		First Amendment to Office Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated May 4, 2011.
10.5	*	Manufacturing Services Agreement between Optimer Pharmaceuticals, Inc. and Patheon Inc., dated June 1, 2011.
10.6	(7)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc., as amended
10.7	+	2006 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of the Registrant, as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

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

(2)                                    Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.

(3)                                    Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.

(4)           Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(5)                                    Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                                    Filed with Registrant’s Current Report on Form 8-K on April 29, 2011.

(7)                                    Filed with Registrant’s Current Report on Form 8-K on June 10, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 4, 2011	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)