Form 10-Q
period 2011-09-30
OPTIMER PHARMACEUTICALS INC
filed 2011-11-03
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2011 was 46,645,252 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,269,197	$19,861,924
Short-term investments	82,095,782	29,553,506
Accounts Receivable, net	7,995,785	—
Inventory	2,245,162	—
Prepaid expenses and other current assets	3,568,880	516,859
Total current assets	143,174,806	49,932,289
Property and equipment, net	2,066,965	697,683
Long-term investments	882,000	882,000
Other assets	1,389,727	508,190
Total assets	$147,513,498	$52,020,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,305,062	$2,307,820
Accrued expenses	8,800,182	2,385,046
Total current liabilities	15,105,244	4,692,866
Deferred rent	163,303	141,138
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,645,252 shares and 39,278,965 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	46,645	39,279
Additional paid-in capital	354,056,241	267,665,732
Accumulated other comprehensive income	(252,608)	298,850
Accumulated deficit	(228,347,054)	(222,814,407)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	125,503,224	45,189,454
Noncontrolling interest	6,741,727	1,996,704
Total stockholders’ equity	132,244,951	47,186,158
Total liabilities and stockholders’ equity	$147,513,498	$52,020,162

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Product revenue, net	$10,551,820	$—	$10,551,820	$—
Licensing	—	—	69,165,000	824,010
Research grants and collaborative agreement	500,264	669,137	645,197	500,000
Total revenues	11,052,084	669,137	80,362,017	1,324,010
Cost and expenses:
Cost of product sales	615,955	—	615,955	—
Cost of licensing	—	—	4,273,532	—
Research and development	10,405,459	8,076,278	29,074,229	25,857,108
Selling, general and administrative	26,944,688	4,844,216	53,511,685	11,844,428
Total operating expenses	37,966,102	12,920,494	87,475,401	37,701,536
Loss from operations	$(26,914,018)	$(12,251,357)	$(7,113,384)	$(36,377,526)
Interest income and other, net	108,431	22,894	227,533	101,391
Consolidated net loss	$(26,805,587)	$(12,228,463)	$(6,885,851)	$(36,276,135)
Net loss attributable to noncontrolling interest	378,916	391,375	1,353,204	882,395
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(26,426,671)	$(11,837,088)	$(5,532,647)	$(35,393,740)
Net loss per share - basic and diluted	$(0.57)	$(0.30)	$(0.12)	$(0.95)
Weighted average number of shares used to compute net loss per share - basic and diluted	46,624,390	38,816,782	45,269,621	37,389,070

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net loss	$(6,885,851)	$(36,276,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354,177	217,005
Stock based compensation	7,381,074	4,231,152
Issuance of common stock for consulting services	2,793,513	2,440,137
Deferred rent	22,165	(80,272)
Changes in operating assets and liabilities:
Prepaids expenses and other current assets	(3,052,021)	(267,554)
Accounts receivable, net	(7,995,785)	29,292
Inventory	(2,245,162)	—
Other assets	(881,537)	(4,767)
Accounts payable and accrued expenses	10,412,378	(1,418,139)
Net cash used in operating activities	(97,049)	(31,129,281)

Investing activities
Purchases of short-term investments	(91,837,432)	(50,177,269)
Sales or maturity of short-term investments	39,165,000	39,685,000
Purchases of property and equipment	(1,723,459)	(290,287)
Net cash used in investing activities	(54,395,891)	(10,782,556)

Financing activities
Proceeds from sale of common stock	82,417,480	51,815,676
Net cash provided by financing activities	82,417,480	51,815,676
Effect of exchange rate changes on cash and cash equivalents	(517,267)	127,800
Net increase in cash and cash equivalents	27,407,273	10,031,639
Cash and cash equivalents at beginning of period	19,861,924	17,054,328
Cash and cash equivalents at end of period	$47,269,197	$27,085,967

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. The Company has a majority-owned subsidiary, Optimer Biotechnology, Inc. (“OBI”), which is incorporated and located in Taiwan. In October 2009, Optimer sold 40% of its equity interest in OBI. Prior to the sale, OBI was a wholly owned subsidiary of Optimer.  Optimer also recently established a wholly-owned subsidiary, Optimer Pharmaceuticals Canada, Inc., which is incorporated and located in Canada.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently has one anti-infective product, DIFICID™ (fidaxomicin), which is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) and is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2011.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

within other comprehensive loss in the consolidated statement of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method. The Company capitalizes inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of September 30, 2011, inventories consist of $954,455 in raw materials, $479,975 in work in progress and $810,732 in finished goods.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation.  Specifically, it has consolidated its sales and marketing expense and its general and administrative expense into a single selling, general and administrative expense category.  This reclassification has no impact on the net loss from operations or stockholder’s equity as previously reported.

Revenue Recognition

DIFICID is available through three major wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation, and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities. The Company applies the revenue recognition guidance in Staff Accounting Bulletin (“SAB”) 104 and does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of DIFICID upon delivery of product to the wholesalers.

The Company’s net product revenues represent total product revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances.  The Company establishes reserves for prompt payment discounts, government rebates, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable.

Allowances against receivable balances primarily relate to prompt payment discounts and fee for service arrangements with our contracted wholesalers and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

Prompt Payment Discounts.  The Company offers a prompt payment discount to its contracted wholesalers.  Since the Company expects its customers will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates government mandated rebates and discounts relating to federal and state programs such as Medicaid, Veterans’ Administration (“VA”) and Department of Defense programs, the Medicare Part D Coverage Discount Program, as well as certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on DIFICID patient data, actual sales data and market research data related to payor mix.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to the Company’s estimated obligations to states under statutory “best price” obligations which may also include supplemental rebate agreements with certain states.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and the Company will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to the Company’s distributor.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Although allowances and accruals are recorded at the time of product sale, certain rebates will generally be paid out, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in the Company’s operating results in the period of the adjustment.

Product Returns.  The Company’s policy is to accept returns of DIFICID for six months prior to and twelve months after the product expiration date.  The Company also permits returns if the product is damaged or defective when received by its customers. The Company will provide a credit for such returns to customers with whom the Company has a direct relationship. Once product is dispensed, it cannot be returned, but the Company allows partial returns in states where such returns are mandated. The Company does not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Collaborations, Milestones and Royalties

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards (“FASB”) guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

Revenues recognized for royalty payments, if any, are recognized as earned in accordance with the terms of various research and collaboration agreements.

For collaboration agreements with multiple deliverables, the Company recognizes collaboration revenues and expenses by analyzing each element of the agreement to determine if it is to be accounted for as a separate element or single unit of accounting. If an element is to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for that element are applied to determine when revenue is to be recognized. If an element is not to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for the bundled group of elements are applied to determine when revenue is to be recognized.

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

In February 2011, the Company entered into a collaboration and license agreement with Astellas Pharma Europe Ltd. (“Astellas”).  Under the terms of the license agreement with Astellas, Astellas paid the Company an upfront fee of $69.2 million.  The Company is also eligible to receive additional payments under the collaboration and license agreement upon the achievement of specified regulatory and commercial milestones and contingent events.  The Company has assessed the revenue recognition method for the achievement of the milestones at the inception of the arrangement using the milestone method.

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, are refundable even if the related program is not successful.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Research and Development Expenses

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale, which, in the United States, generally occurs upon the approval of the New Drug Application (“NDA”) for such product.  In November 2010, the Company paid a $1.5 million filing fee to the FDA associated with the NDA for DIFICID.  The filing fee is potentially refundable for companies that qualify as a small business which is defined by the Small Business Association (“SBA”) as a company with 250 employees or less.  The Company asserted that it qualifies as a small business and submitted data to the SBA to support its assertion.  As the small business determination was uncertain, the Company recorded the $1.5 million NDA fee as research and development expense.  In March 2011, the Company received a letter from the SBA concurring with the Company’s assessment that it was a small business. Consequently, the Company recorded the $1.5 million fee as a receivable and reduced the research and development expenses in March 2011. In June 2011, the Company was refunded the $1.5 million fee from the SBA.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss).  Consolidated comprehensive loss was ($28.0) million and ($12.3) million for the three months ended September 30, 2011 and 2010, respectively. Consolidated comprehensive loss was ($7.5) million and ($36.2) million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the cumulative unrealized loss on investments and the cumulative loss on foreign currency translation adjustment was ($133,176) and ($119,432), respectively. As of December 31, 2010, the cumulative unrealized loss on investments and the cumulative gain on foreign currency translation adjustment was $3,020 and $301,870, respectively.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an update to existing guidance on fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards.  The amendments in this update change the wording used to describe many of the requirements under U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will be effective for interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. The adoption of these amendments is not expected to have a material impact on the Company’s financial position, cash flow or results of operations.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements as of September 30, 2011:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$47,269,197	$—	$—	$47,269,197
Marketable securities	82,095,782	—	—	82,095,782
Auction rate securities	—	—	882,000	882,000

Level 1:  Quoted prices in active markets for identical assets and liabilities; or

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:  Unobservable inputs.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2011	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at September 30, 2011	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

All of the Company’s investments in available-for-sale securities are recorded at fair value based on quoted market prices. As of September 30, 2011, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of September 30, 2011, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate its security in the near term.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

4.              Investment Securities

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices as of the dates presented.

	September 30, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$72,506,664	$109,698	$(1,945)	$72,614,417
Corporate bonds	9,475,291	7,203	(1,129)	9,481,365
	$81,981,955	$116,901	$(3,074)	$82,095,782

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$26,542,210	$2,311	$(4,924)	$26,539,597
Corporate bonds	3,014,319	23	(433)	3,013,909
	$29,556,529	$2,334	$(5,357)	29,553,506

Investments in net unrealized loss positions as of September 30, 2011 are as follows:

		Less Than 12 Months of Temporary Impairment		Greater Than 12 Months of Temporary Impairment		Total Temporary Impairment
	Number of Investments	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agencies	1	$1,418,066	$(1,945)	$—	$—	$1,418,066	$(1,945)
Corporate bonds	2	3,375,378	(1,129)	$—	$—	3,375,378	(1,129)
		$4,793,444	$(3,074)	$—	$—	$4,793,444	$(3,074)

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2011, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,988,920	$59,039,098
Due in one year to two years	22,993,035	23,056,684
	$81,981,955	$82,095,782

The weighted-average maturity of our short-term investments as of September 30, 2011 and 2010 was approximately nine months and six months, respectively.

The Company considered a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent to which the market value has been less than cost, the financial condition of the issuer and the Company’s

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

The following table reconciles equity attributable to noncontrolling interest:

For the Nine Months Ended September 30, 2011
Noncontrolling interest, January 1, 2011	$1,996,704
Additional financing	6,194,193
Net loss attributable to noncontrolling interest	(1,353,203)
Translation adjustments	(95,967)
Noncontrolling interest, September 30, 2011	$6,741,727

Warrants

In connection with a registered direct offering which occurred in March 2009, the Company sold warrants to purchase up to an aggregate of 91,533 shares of its common stock.  These warrants had an exercise price of $10.93 per share and were exercised in June 2011.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

6.              Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss — basic and diluted	$(26,426,671)	$(11,837,088)	$(5,532,647)	$(35,393,740)
Denominator:
Weighted average number of shares of common stock outstanding — basic and diluted	46,624,390	38,816,782	45,269,621	37,389,070
Net loss per share - basic and diluted	$(0.57)	$(0.30)	$(0.12)	$(0.95)

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

In September 2011, the Company’s Board of Directors awarded performance-based restricted stock units covering an aggregate of 3,000,000 of the Company’s shares of OBI common stock to certain executives of the Company and the Chairman of the Board of Directors.  The OBI shares underlying the performance-based restricted stock units will be issued upon OBI’s achievement of a specified corporate goal and will be subject to forfeiture to the extent the recipient’s service with the Company terminates prior to the three year anniversary of the share issuance date.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, performance-based stock options, performance-based restricted stock units, and ESPP purchase rights during the three and nine months ended September 30, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.98-3.00%	2.48-2.66%	1.98-3.46%	2.48-3.53%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08-8.33	6.08-9.67	5.27-9.49	5.02-10.00
Volatility	69.22-70.71%	69.03-78.27%	69.13-73.63%	69.03-79.07%

	Three months ended September 30,		Nine months ended September 30,
ESPP	2011	2010		2010
Risk-free interest rate	0.08%	0.20%	0.08-0.18%	0.17-0.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	0.5	0.5	0.5	0.5
Volatility	61.65%	38.76%	40.01-61.65%	34.08-39.62%

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

Total stock-based compensation expense related to all of the Company’s stock options, restricted stock units, stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months and nine months ended September 30, 2011 and 2010, was comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$863,650	$429,277	$2,176,547	$1,219,419
Selling, general and administrative	1,776,913	1,416,460	5,052,245	3,695,774
Stock-based compensation expense	$2,640,563	$1,845,737	$7,228,792	$4,915,193

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

At September 30, 2011, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $24.6 million and the related weighted-average period over which such expense is expected to be recognized is approximately 3.3 years.

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

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI during the three months and nine months ended September 30, 2011 and 2010, using the Black-Scholes option pricing model:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.88%	1.38%	1.63-1.88%	1.25-1.38%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08	6.08	6.08	6.08
Volatility	88.68%	88.40%	88.12-88.68%	88.40-92.14%

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

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2010:

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$16,299	$11,973	$44,026	$31,000
Selling, general and administrative	36,531	24,274	108,256	87,059
Stock-based compensation expense	$52,830	$36,247	$152,282	$118,059

At September 30, 2011, the total unrecognized compensation expense related to unvested stock options issued to OBI employees was approximately $534,000 and the related weighted-average period over which this expense is expected to be recognized was approximately 2.6 years.

8.              Other Collaborative Agreements

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases. This $3.0 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains and to support additional toxicology studies.  The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support surveillance studies of C. difficile isolates across North America to compare the activity of DIFICID with existing CDAD treatments.  For the three months ended September 30, 2011 and 2010, the Company recognized revenues related to research grants of $61,077, and $169,137, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized revenues related to research grants of $206,010, and $824,010, respectively.

OBI has one active grant from the Taiwan Ministry of Economic Affairs (“MOEA”). This grant was for an aggregate of $27.4 million New Taiwan Dollars and was awarded in January 1, 2011 for one year. The award has been used to obtain the first 45 patients safety report for the OPT-822/821 trials.  In order to withdraw funds from the grant, OBI had to meet certain criteria and obtain a contract with the Taiwan Department of Economic Affairs. In June 2011, OBI was able to meet the criteria and received the executed contract from the Department of Economic Affairs. OBI submitted a reimbursement request to the MOEA for expenses incurred from January 2011 through September 2011. For the quarter ended September 30, 2011, OBI recognized revenues related to research grants of $12.5 million New Taiwan Dollars.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Other Collaborative Agreements

Cubist Pharmaceuticals, Inc.

On April 5, 2011, the Company entered into a co-promotion agreement with Cubist Pharmaceuticals, Inc. (“Cubist”) pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company is responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) beginning upon the commencement of the sales program of DIFICID in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.

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

In June 2011, the Company paid Cubist $3.75 million for the first quarterly payment which the Company started expensing as a selling, general and administrative expense in the third quarter of 2011 in connection with the launch of DIFICID.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Astellas Pharma Europe Ltd.

In February 2011, the Company entered into a collaboration and license agreement with Astellas pursuant to which the Company granted to Astellas an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize DIFICID in Europe, and certain other countries in the Middle East, Africa and the Commonwealth of Independent States (“CIS”). In March 2011, the parties amended the agreements to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the Astellas territories). Under the terms of the agreement, Astellas has agreed to use commercially reasonable efforts to develop and commercialize DIFICID in the Astellas territory at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to DIFICID in the Astellas territory.  The Company and Astellas may also agree to collaborate in, and share data resulting from, global development activities with respect to DIFICID, in which case the Company and Astellas will be obligated to co-fund such activities.  In addition, under the terms of the agreement, Astellas granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas and its sublicensees in the course of developing DIFICID and controlled by Astellas or its affiliates for use by the Company and any of the Company’s sublicensees in the development and commercialization of DIFICID outside the Astellas territory and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the Astellas territory.  In addition, under the terms of a supply agreement entered into between the Company and Astellas on the same date, the Company will be the exclusive supplier of DIFICID to Astellas for Astellas’ development and commercialization activities in the Astellas territory during the term of the supply agreement, and Astellas is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement with Astellas, in March 2011, Astellas paid the Company an upfront fee of $69.2 million. The Company is eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones and contingent events. Of this amount, 40 million Euros will become due 30 days subsequent to the earlier to occur of launch in two major countries or six months after EMA approval and 10 million Euros will become payable to the Company upon the launch in any country in the Astellas territory.  When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on the Company’s performance or on the occurrence of a separate outcome resulting from the Company’s performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.  Based on the Company’s assessment process it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty as to whether or not the milestones will be met and the achievement of the milestones is based in part on the occurrence of a separate outcome resulting from the Company’s performance.  In addition, the Company will be entitled to receive escalating double-

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company determined that the upfront payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

DIFICID.  The Company is obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the Astellas agreement.

Biocon Limited

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of DIFICID’s active pharmaceutical ingredient (“API”).   Pursuant to the agreement, Biocon agreed to manufacture and supply to the Company, up to certain limits, DIFICID API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for DIFICID API in the United States and Canada. The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and the Company may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for DIFICID API.  The Company may be obligated to make additional payments to Biocon if it fails to meet the minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of DIFICID API and if Biocon is unable to manufacture alternative products with the dedicated capacity.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtained marketing authorization for DIFICID in the United States.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of DIFICID API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of DIFICID API indicated in binding forecasts.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Memorial Sloan-Kettering Cancer Center

In July 2002, the Company entered into a license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”) to acquire, together with certain nonexclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

based cancer immunotherapies.  As partial consideration for the licensing rights, the Company paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of its common stock.  In anticipation of the various transactions involving OBI which the Company completed in October 2009, the Company assigned its rights and obligations under this agreement to OBI. Under the agreement, which was amended in June 2005, OBI owes MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the filing of the first NDA, (iii) $1.5 million upon obtaining marketing approval in the United States and (iv) $1.0 million upon obtaining marketing approval in each and any of Japan and certain European countries, but only to the extent that OBI, and not a sublicensee, achieves such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

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

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, then the Company’s wholly-owned subsidiary, to provide funding for the development of two of the Company’s early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company also assigned, and OBI assumed, the Company’s rights and obligations under related license agreements with MSKCC and TSRI.  Under this agreement, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by the Company to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements. After further evaluation, OBI determined not to pursue additional development of OPT-88 and in February 2011, OBI and TSRI agreed to terminate the license agreement and OBI returned the related OPT-88 patents to TSRI. To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the group of new investors, and the Company and the new investors also purchased new OBI shares.  The financing agreement also contemplated an additional financing pursuant to which the Company and the new investors would invest approximately an additional $184.8 million New Taiwan Dollars and $277.2 million New Taiwan Dollars, respectively, in exchange for new OBI shares. In February 2011, pursuant to an amendment to the October 2009 financing agreement, OBI completed the second financing and sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then-current exchange rates).  The Company purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the second financing, such that the Company maintained its 60% equity interest in OBI.

9.              Subsequent Events

In November 2011, the Company filed a new drug submission with the Therapeutic Products Directorate of Health Canada (“Health Canada”) for DIFICID for the treatment of CDAD.  Health Canada awarded the Company priority review of the DIFICID new drug submission enabling an accelerated review process.  In preparation for potentially commercializing DIFICID in Canada, the Company established a wholly-owned subsidiary, Optimer Pharmaceuticals Canada, Inc. located in Toronto, Canada.

On November 1, 2011, the Company made a strategic decision to discontinue the clinical development of Pruvel (prulifloxacin) as a treatment for traveler’s diarrhea. The Company notified Nippon Shinyaku, Co. Ltd. that it was terminating the related license agreement and the Company will return all rights to the compound to Nippon Shinyaku.

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

Overview

We are a biopharmaceuticals company currently focused on commercializing and further developing our antibiotic product DIFICID™ (fidaxomicin).  DIFICID is the first antibacterial drug indicated for Clostridium difficile-associated diarrhea, or CDAD, to be approved in the United States in nearly 30 years. It is indicated for the treatment of CDAD in adults 18 years of age or older. We are currently marketing DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc, or Cubist. In addition, we have filed a Marketing Authorization Application with the European Medicines Agency, or EMA, for approval of fidaxomicin, and the Committee for Medicinal Products for Human Use of the EMA recently expressed a positive opinion for fidaxomicin tablets for the treatment of adults suffering with Clostridium difficile infection, or CDI, also known as CDAD.  If approved by the EMA, we expect that DIFICID will be marketed by Astellas under the name DIFICLIR™ in Europe.

In February 2011, we entered into an exclusive collaboration and license agreement with Astellas to develop and commercialize DIFICID in Europe, Africa and certain other countries in the Middle East and the Commonwealth of Independent States, or CIS, which we refer to as the Astellas territory. In return for an exclusive license to DIFICID in the Astellas territory, Astellas paid to us an upfront cash payment of $69.2 million and we are eligible to receive additional cash payments totaling up to 115 million Euros upon the achievement of certain regulatory and commercial milestones and contingent events.  Furthermore, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID in the Astellas territory, if approved.  Astellas is responsible for all future costs associated with the development and commercialization of DIFICID in the Astellas territory including the costs associated with the MAA for DIFICID in Europe.  In connection with the collaboration and license agreement, we also entered into a supply agreement with Astellas pursuant to which we will be the exclusive supplier of DIFICID to Astellas in the Astellas territory and Astellas is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

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

In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) upon the commencement of the DIFICID sales program in the United States.  Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

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

We were incorporated in November 1998.  Since inception, we have focused on developing and commercializing DIFICID. We have never been profitable in any fiscal year and have incurred significant net losses since our inception.  As of September 30, 2011, we had an accumulated deficit of $228.3 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses.  We expect to continue to incur operating losses for the next several years as we pursue the commercialization of DIFICID, conduct post-marketing and Phase 4 studies and undertake life cycle management projects for DIFICID. We may also acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of September 30, 2011, inventories consist of $954,455 in raw materials, $479,975 in work in progress and $810,732 in finished goods.

Revenue Recognition

DIFICID is available only through three major wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation, and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities. We apply the revenue recognition guidance in Staff Accounting Bulletin (“SAB”) 104 and do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of DIFICID upon delivery of product to the wholesalers.

During the three months ended and nine months ended September 30, 2011, the $10.6 million in net product revenue to wholesalers reflected a total of 4,335 DIFICID treatments. 2,505 DIFICID treatments were shipped to hospitals, retail pharmacies and long-term care facilities.  As of September 30, 2011, 535 hospitals had ordered DIFICID with 304 of those hospitals having placed DIFICID on their formularies.

Our net revenues represent total revenues less allowances for customer credits, including estimated rebates, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, discounts and returns are established based on the contractual terms with customers, communications with customers as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances.  We establish reserves for prompt payment discounts and fee for service arrangements with our contracted wholesalers, government rebates, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable.

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

Prompt Payment Discounts.  We offer a prompt payment discount to our contracted wholesalers.  Since we expect our customers will take advantage of this discount, we accrue 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  We estimate government mandated rebates and discounts relating to into federal and state programs such as Medicaid, Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program, as well as with respect to certain other qualifying federal and state government programs.  We estimate the amount of these reductions based on historical trends for similar competitive products, until such time as DIFICID patient data, actual sales data and market research data related to payor mix has reached an established steady state.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to our estimated obligations to states under statutory “best price” obligations which may also include supplemental rebate agreements with certain states.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and we will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to our distributor.  The distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and we will generally issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates will be generally paid out, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in our operating results in the period of the adjustment.

Product Returns.  Our policy is to accept returns of DIFICID for six months prior to and twelve months after the product expiration date.  We also permit returns if the product is damaged or defective when received by its customers. We will provide a credit for such returns to customers with whom we have a direct relationship. Once product is dispensed it cannot be returned, but we allow partial returns in states where such returns are mandated. We do not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Collaborations, Milestones and Royalties

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

Revenues recognized for royalty payments, if any, are recognized as earned in accordance with the terms of various research and collaboration agreements.

For collaboration agreements with multiple deliverables, we recognize collaboration revenues and expenses by analyzing each element of the agreement to determine if it is to be accounted for as a separate element or single unit of accounting. If an element is to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for that element are applied to determine when revenue is to be recognized. If an element is not to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for the bundled group of elements are applied to determine when revenue is to be recognized.

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

Total consolidated stock-based compensation expense of $2.7 million and $1.9 million was recognized in the three months ended September 30, 2011 and 2010, respectively.  Total consolidated stock-based compensation expense of $7.4 million and $5.0 million was recognized in the nine months ended September 30, 2011 and 2010, respectively.  The stock-based compensation expense recognized during the three months and nine months ended September 30, 2011 included expense from performance-based stock options and restricted stock units.

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues

Total revenues for the three months ended September 30, 2011 and 2010 were $11.1 million and $669,000, respectively. The increase was primarily due to recognition of $10.6 million of net product revenue from the sale of DIFICID. We launched DIFICID, our first commercial product, in July 2011.

Cost and expenses

Cost of product sales.  Cost of product sales for the three months ended September 30, 2011 primarily represents the 5% royalty due to Par on net sales of DIFICID in the United States.  A significant portion of the cost of DIFICID sold during the quarter was expensed when manufactured in the first quarter of 2011 since DIFICID had not been approved by the FDA at that time.

Research and development expense.  Research and development expense for the three months ended September 30, 2011 and 2010 was $10.4 million and $8.1 million, respectively, an increase of $2.3 million. The increase was primarily due to higher health economics research, pharmacovigilance, medical affairs, and publication expenses. The increase was offset by a decrease in DIFICID and Pruvel development expenses.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2011 and 2010 was $26.9 million and $4.8 million respectively, an increase of $22.1 million. The increase was related to the build-up of our commercial infrastructure for the launch of DIFICID as well as a significant increase in related marketing expenses in 2011.  We hired approximately 100 hospital account managers from May through July 2011 which significantly increased our compensation expenses and related personnel costs. In addition, we expensed $2.9 million related to the Cubist service fee as part of our co-promotion agreement.

Interest income and other, net. Interest income and other, net for the three months ended September 30, 2011 and 2010 was $108,000 and $23,000, respectively. The increase was primarily due to a higher cash balance over the same period in the prior year.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

Total revenues for the nine months ended September 30, 2011 and 2010 were $80.4 million and $1.3 million, respectively. The increase was due to recognition of $10.6 million of net product revenue from the sale of DIFICID. We launched DIFICID, our first commercial product, in July 2011. We also received a $69.2 upfront payment from Astellas under the DIFICID collaboration and license agreement during the nine months ended September 30, 2011.  The payment was earned upon delivery of the license and related know-how which occurred in the quarter ended March 31, 2011.

Cost and expenses

Cost of product sales.  Cost of product sales for the nine months ended September 30, 2011 primarily represents the 5% royalty due to Par on net sales of DIFICID in the United States.  A significant portion of the cost of DIFICID sold during the nine months ended September 30, 2011 was expensed when manufactured in the first quarter of 2011, since DIFICID had not been approved by the FDA at that time.

Cost of licensing.  Cost of licensing for the nine months ended September 30, 2011 was $4.3 million.  This amount represents a 6.25% royalty payment we made to Par based on net revenue from the Astellas upfront payment. We did not have cost of licensing expense in the same period of the prior year.

Research and development expense.  Research and development expense for the nine months ended September 30, 2011 and 2010 was $29.1 million and $25.9 million, respectively, an increase of approximately $3.2 million.  The increase was primarily due to higher health economics research, pharmacovigilance, medical affairs, publication expenses as well as higher research and development expenses by OBI for its Phase 2/3 breast cancer clinical trial. The increase was partially offset by a $5.0 million milestone payment due to Par in the prior year period for the successful completion of the second DIFICID Phase 3 trial.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2011 and 2010 was $53.5 million and $11.8 million respectively, an increase of $41.7 million. The increase was related to the build-up of our commercial infrastructure for the launch of DIFICID as well as a significant increase in related marketing expenses in 2011.  We hired approximately 100 hospital account managers as well as sales support and marketing personnel and thus significantly increased our compensation expenses and related personnel costs. In addition, we expensed $2.9 million related to the Cubist service fee as part of our co-promotion agreement.

Interest income and other, net. Interest income and other, net for the nine months ended September 30, 2011 and 2010 was $228,000 and $101,000, respectively. The increase was primarily due to a higher cash balance over the same period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our launch of DIFICID in July 2011, our operations have been financed primarily through the sale of equity securities.  Through September 30, 2011, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock in various private and public financing transactions.

In March 2011, pursuant to our collaboration and license agreement with Astellas, we received approximately $69.2 million as an upfront payment from Astellas.

Until required for operations, we invest a substantial portion of our available funds in money market funds, U.S. government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of September 30, 2011, our consolidated cash, cash equivalents and short-term investments totaled approximately $129.4 million as compared to $49.4 million as of December 31, 2010, an increase of approximately $80.0 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to our receipt of net proceeds of $73.1 million in February 2011 in a public common stock offering and a $69.2 million upfront payment from Astellas in March 2011 in connection with a collaboration and license agreement for DIFICID. Additionally, in February 2011 OBI raised approximately $15.5 million in gross proceeds in a private placement of common shares. Of our consolidated cash, cash equivalents and short-term investments, $15.0 million was held by OBI as of September 30, 2011.

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

On April 5, 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

In February 2011, we entered into a collaboration and license agreement with Astellas pursuant to which we granted to Astellas an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize DIFICID in the Astellas territory. Under the terms of the license agreement with Astellas, Astellas paid to us an upfront fee of $69.2 million.We are eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones with 40 million Euros of this amount due 30 days following the earlier to occur of launch of DIFICID in two major territories or six months after EMA approval and 10 million Euros payable to us upon launch of DIFICID in any Astellas territory.  In addition, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

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

•                  our decision to partner or license DIFICID or commercialize DIFICID ourselves in countries outside the United States and the Astellas territory;

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, revenues from sales of DIFICID in the United States and revenues from existing and future collaboration agreements.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  The credit markets continue to be volatile which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our planned commercialization activities and development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or negotiate less favorable terms for rights to our products or product candidates than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of September 30, 2011 consisted primarily of money market funds and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended September 30, 2011 would have resulted in an approximately $14,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

While we operate primarily in the United States, we are exposed to foreign currency risk.  Our agreement with Astellas includes milestone and royalty payments which are denominated in Euros.  Our DIFICID API manufacturer, Biocon, is located in India and our manufacturer of DIFICID tablets, Patheon, is located in Canada.  Although we pay Biocon and Patheon in U.S. dollars changes in the Rupee and the Canadian dollar may result in price adjustments and affect our operating results.

In addition, certain transactions related to us and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  We also recently established a subsidiary in Canada, Optimer Pharmaceuticals Canada, Inc. and we expect Optimer Canada’s transactions to be denominated primarily in Canadian dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar , the New Taiwan dollar and the Canadian dollar.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of other currencies to be material to our results of operations. However, we may, in the future, enter into  forward foreign currency exchange contracts to reduce foreign currency risk.

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

Changes in internal control over financial reporting. In connection with entering the Astellas collaboration agreement in February 2011 and the commercial launch of DIFICID, we have developed and will continue developing additional internal controls over our revenue recognition process.  In connection with the FDA approval of DIFICID in May 2011, we have developed and will continue developing internal controls over inventory processes. Except for the development of the additional internal controls over revenue recognition and inventory, there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•                  Cubist may not provide us with timely and accurate information regarding promotion and sales activities with respect to DIFICID, which could adversely impact our ability to manage our own inventory of DIFICID in the United States, as well as our ability to generate accurate financial forecasts;

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

•                  limitations under the agreement on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with DIFICID could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if Astellas is unsuccessful in obtaining regulatory approvals for or commercializing DIFICID in the Astellas territory, we may not receive any additional milestone or royalty payments under the collaboration agreement and our business prospects and financial results may be materially harmed.

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

Other than our collaboration agreement with Astellas, we may not be able to enter into acceptable agreements to commercialize DIFICID outside of the United States or if, needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development of and potentially commercialize DIFICID outside of the United States through collaboration arrangements with third parties, such as our collaboration with Astellas, or independently.  We may be unable to enter into additional collaboration arrangements in international markets outside of the Astellas territory.  In addition, there can be no guarantee that Astellas or any other parties that we may enter into collaboration arrangements with will be successful or result in more revenues than we could obtain by marketing DIFICID on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of DIFICID in countries outside of the United States and outside of the Astellas territory, or if we otherwise decide to market DIFICID ourselves in these countries, we will need to develop our own marketing and sales force to market DIFICID in these territories to hospital-based and long-term care physicians.  These efforts, including our anticipated efforts in Canada through our recently established subsidiary, Optimer Canada, may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize DIFICID, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of September 30, 2011, we had an accumulated deficit of approximately $228.3 million.  We have generated minimal revenues from product sales to date and we expect our expenses to increase substantially in the near term as we execute the commercial launch of DIFICID due to, among other things, increases to our headcount and on-going payments to Cubist pursuant to our co-promotion agreement,  and as we pursue additional research and development activities, including potential additional indications for DIFICID. We have funded our operations through September 30, 2011 from the sale of approximately $333.8 million of our securities and through payments received under collaborations with partners or government grants. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  We or our collaborators may never successfully commercialize our product candidates, including DIFICID outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

If we and Cubist are unable to effectively train and equip our respective sales forces, our ability to successfully commercialize DIFICID in the U.S. will be harmed.*

As DIFICID is a newly marketed drug, none of the members of our or Cubist’s sales forces had ever promoted DIFICID prior to its launch in July 2011. As a result, we and Cubist are required to expend significant time and resources to train our respective sales forces to be credible and persuasive in convincing physicians, pharmacists, long-term care facilities and hospitals to use DIFICID. In addition, we and Cubist also must train our respective sales forces to ensure that a consistent and appropriate message about DIFICID is being delivered to our potential customers. We must also effectively collaborate and coordinate with Cubist sales force representatives in co-promoting DIFICID, including training efforts.  If we or Cubist are unable to effectively train our respective sales forces and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of DIFICID and its proper administration, our efforts to successfully commercialize DIFICID could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

The commercial success of DIFICID and any other products we develop or acquire will depend upon attaining significant market acceptance among physicians, hospitals, patients, healthcare payors and the medical community.*

Even after approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe any of our products, which would prevent us from generating revenues or becoming profitable.  Market acceptance of our products by physicians, hospitals, patients and healthcare payors will generally depend on a number of factors, many of which are beyond our control, including:

•                  timing of market introduction of our products as well as of competitive drugs;

•                  the clinical indications for which the product is approved;

•                  acceptance by physicians and patients of each product as a safe and effective treatment;

•                  perceived advantages over alternative treatments;

•                  the cost of treatment in relation to alternative treatments, including numerous generic antibiotics;

•                  the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;

•                  the extent to which bacteria develops resistance to the product, thereby limiting its efficacy in treating or managing infections;

•                  whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•                  the availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors;

•                  limitations or warnings contained in a product’s FDA-approved labeling;

•                  relative convenience and ease of administration; and

prevalence and severity of adverse side effects.

With respect to DIFICID specifically, successful commercialization will depend on whether and to what extent physicians, pharmacists, long-term care facilities and hospital pharmacies, over whom we have no control, determine to utilize DIFICID. The sale of DIFICID to each hospital is to a large extent dependent upon the addition of DIFICID to that hospital’s list of approved drugs, or formulary list, by the hospital’s Pharmacies and Therapeutics, or P&T, committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of DIFICID will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist adding DIFICID to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting additional approvals from P&T committees in a timely manner or at all, and the failure to do so will limit our ability to optimize hospital sales of DIFICID.

Even if we obtain hospital formulary approval for DIFICID, physicians must still prescribe DIFICID for its commercialization to be successful. Because DIFICID is a new drug with a very limited track record of sales in the U.S., any inability to timely supply DIFICID to our customers, or any unexpected side effects that arise from the use of the drug, particularly early in the product launch, may lead physicians to not accept DIFICID as a viable treatment alternative.

Even after receipt of regulatory approval from the FDA, DIFICID is, and any other products we may develop or acquire in the future will be, subject to substantial, ongoing regulatory requirements.*

DIFICID is, and any future approved products will be, subject to ongoing FDA requirements with respect to manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. The FDA has the authority to regulate the claims we make in marketing any products, including DIFICID, to ensure that such claims are true, not misleading, supported by scientific evidence and consistent with the approved label for the drug. In addition, the discovery of previously unknown problems with DIFICID or any future approved product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where active pharmaceutical ingredient, or API, or final drug product is manufactured, may result in the imposition of additional restrictions, including requiring us to reformulate the product, conduct additional clinical trials, make changes in the labeling of the product or withdraw the product from the market.

The FDA or foreign regulatory authorities may also impose ongoing requirements for potentially costly post-approval studies for any approved product. For example, as a condition of the FDA’s approval of DIFICID, we are required to conduct a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients. We also plan to conduct a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.  Depending on the outcome of the studies, we may be unable to expand the indications for DIFICID or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID.

We have implemented a comprehensive compliance program and related infrastructure, but we cannot provide absolute assurance that we are or will be in compliance with all potentially applicable laws and regulations. If our operations in relation to DIFICID or any future approved product fail to comply with applicable regulatory requirements, the FDA or other regulatory agencies may:

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

Any of these regulatory actions due to our failure to comply with post-approval requirements could damage our reputation, limit our ability to market our products and adversely affect our operating results.  In addition, the failure of our current or future collaborators to comply with these regulations and similar regulations in foreign jurisdictions would limit our ability to fully commercialize DIFICID and any other product we may develop or acquire in the future.

We must comply with federal and state “fraud and abuse” laws, and, if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.*

In the United States, in addition to FDA restrictions, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Recent healthcare reform legislation has also strengthened these laws.  For example, the recently enacted PPACA, among other things, amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  We also expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business.  The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations.  We believe that our operations are in material compliance with these laws and we recently increased our compliance resources in connection with the commercial launch of DIFICID.  However, because of the far-reaching nature of these laws, there can be no assurance that we will not be required to alter one or more of our practices to be in compliance with these laws.  In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Our product sales depend on adequate coverage and reimbursement from third-party payers.*

Our and our collaborators’ sales of DIFICID are, and sales of any future approved products will be, dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We and our collaborators rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States, which are increasingly challenging prices charged and the cost-effectiveness of medical products.  These practices maybe further exacerbated by future healthcare reform measures.  In addition, many healthcare providers, such as hospitals, receive a fixed reimbursement amount per procedure or other treatment therapy based on a prospective payment system, and these amounts are not necessarily based on the actual costs incurred.  As a result, these healthcare providers may be inclined to choose the least expensive therapies.  We cannot guarantee that our potential customers will find the reimbursement amounts sufficient to cover the costs of our products, including DIFICID.

We have licensed rights to develop and commercialize DIFICID in Europe and certain other countries to Astellas.  In the event we or our collaborators, including Astellas, seek approvals to market DIFICID in other non-U.S. territories, we or our collaborators including Astellas, will need to work with the government-sponsored healthcare entities in Europe and each other foreign country, as applicable, that are the primary payers of healthcare costs in such regions.  Certain government payers may regulate prices, reimbursement levels and/or access to DIFICID or any future products to control costs or to affect levels of use of the product.

We cannot predict the availability or level of coverage and reimbursement for DIFICID or any future approved product.  If third-party coverage and reimbursement is not available or is available only to limited levels, we may not be able to commercialize DIFICID or any other products successfully or at all, which would materially harm our business and prospects.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If we are not able to obtain FDA approval for any desired future indications for DIFICID or any future approved products, our ability to market and sell such products will be limited and our business may be adversely affected.

If we or our collaborators fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for DIFICID and any future product candidates for which we have or license rights in international markets, our market opportunities will be limited.*

Our and our collaborators’ ability to sell our product candidates outside of the United States is subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the marketing of the product candidate in those countries.    Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others. We could experience significant delays and difficulties and incur significant costs in obtaining foreign regulatory approvals in the territories for which we retain commercialization rights.

None of our product candidates is approved for sale in any international market for which we have or have licensed rights. If we or our collaborators fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects. For example, if Astellas is unable to obtain approvals to market DIFICID in the Astellas territory, particularly in the European Union, our ability to recognize future milestone and royalty payments under our agreement with Astellas will be substantially limited.  Moreover, while the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recently adopted a positive opinion for DIFICLIR (fidaxomicin) tablets, there is no guarantee that the EMA will ultimately follow the opinion of the CHMP when making its final determination on the DIFICLIR marketing authorization application, or MAA.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.*

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and face an even greater risk related to the sale of commercial products, such as DIFICID.  An individual may bring a liability claim against us if one of our products or product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities.  Regardless of merit or eventual outcome, product liability claims may result in:

•                  significant litigation costs;

•                  substantial monetary awards to or costly settlement with patients;

•                  product recalls and/or an inability to continue marketing our products;

•                  decreased demand for our product;

•                  injury to our reputation;

•                  termination of clinical trial sites or entire clinical trial programs;

•                  withdrawal of clinical trial participants;

•                  loss of revenues; and

•                  the inability to commercialize our product candidates.

Our ability to market products is dependent upon physician and patient perceptions of us and the safety and quality of our products.  We could be adversely affected if we or our products and product candidates are subject to negative publicity.  We could also be adversely affected if any of our products or product candidates or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients.  Also, because of our dependence upon physician and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We have product liability insurance that covers our commercial product up to a $10.0 million annual aggregate limit as well as global clinical trial liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit.  Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us.  Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

If we fail to obtain additional financing, we may be unable to commercialize DIFICID and develop and commercialize other product candidates, or continue our other research and development programs.*

We may require additional capital to fully commercialize DIFICID and any future products for which we obtain regulatory approval or acquire or in-license.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly scale back our commercialization activities for DIFICID in the United States or significantly delay, scale back or discontinue the development of one or more of our product candidates or research and development initiatives.  We also could be required to:

•                  seek collaborators for one or more of our current or future products or product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

•                  relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Any of the above events could significantly harm our business and prospects and could cause our stock price to decline.

To the extent we require addition resources to successfully commercialize DIFICID, and we are unable to raise additional capital or are unable to effectively collaborate with additional partners for the commercialization of DIFICID, we will not generate significant revenues from sales of this product and our business will be materially harmed.

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

We recently established a sales and marketing organization and have little experience as a company in marketing drug products.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have very limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist as our exclusive co-promotion partner for DIFICID in the United States, we have established our own marketing, sales, distribution, pharmacovigilence, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bicoastal organizational structure could create management challenges.  The establishment and development of our own sales force to market DIFICID has been and will continue to be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize and future products we may develop or acquire. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We also compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of Astellas in the Astellas territory and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.*

We are a relatively small company with 271 employees as of October 31, 2011.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  To effectively manage our operations growth and various projects, we must:

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our products and product candidates, including DIFICID.  If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the API, for DIFICID and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including DIFICID.  We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

Our ability and that of our collaborators to develop and commercialize DIFICID and any other product candidates will depend in part on our ability and that of our collaborators to arrange for third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for regulatory approval, commercialization and any future clinical trials.  Third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Difficulties in establishing these required manufacturing processes could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.

While we work closely with our current suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.  A reduction or interruption in our supply of DIFICID API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to obtain DIFICID in a timely or cost effective manner to maximize product sales, and could result in a breach of our supply agreement with Astellas or our co-promotion agreement with Cubist, which could result in either or both of those parties terminating their respective agreements with us.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture DIFICID API and rely on Patheon to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. The manufacturing facilities of Biocon and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s nor Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.    We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we and our collaborators may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product, which would significantly harm our business and prospects.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

Our products and product candidates compete or will compete against both branded and generic antibiotic therapies, such as branded Vancocin Pulvules, generic metronidazole and oral vancomycin with respect to DIFICID.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. For example, Cubist recently announced its intention to proceed with a Phase 3 clinical trial for its compounds, CB-183,315, as a potential treatment for CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID currently faces steep competition from an inexpensive generic form of metronidazole.  If approved in Europe, DIFICID will immediately face generic oral vancomycin competition and in the future may face competition from generic oral vancomycin in the United States as well.  In addition, our internal market research suggests that there is increasing use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  If we or our collaborators are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.*

A key element of our strategy is to commercialize a portfolio of innovative hospital specialty products in addition to DIFICID.  As a significant part of our growth strategy, we intend to develop and commercialize, independently and/or through collaboration partners, additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

Our focus on drug discovery and development using our technology platform, including our patented proprietary OPopS drug discovery platform, is novel and unique.  As a result, we cannot be certain that our product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  To date, our technology platform has yielded only a small number of anti-infective product candidates.  In addition, we do not have significant clinical data with respect to any of these potential product candidates.  Even if we or our collaborators are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease using our technology platform and carbohydrate chemistry focus, we cannot be certain that we or our collaborators will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize, independently and/or through collaborators, viable drugs using our platform and specialized focus, we will not be successful in developing a pipeline of potential product candidates to follow DIFICID, and our business prospects would be significantly harmed.

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

Our ability to pursue the development of additional product candidates depends upon the continuation of our licenses from third parties.

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

We cannot assure you that OBI will successfully advance the development of OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreement with MSKCC, the agreement may be terminated and we may not be able to re-assume our rights under the agreement.  If the agreement with MSKCC was terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-822/821.  Moreover, the addition of third party investors in OBI has also diminished our ability to control OBI, which is now subject in some respects to the rights of the third party minority stockholders.  In the future, additional equity financings or other issuances of equity securities or securities convertible into equity by OBI may further reduce our ownership position in OBI and we may not maintain a controlling interest in OBI.  To the extent that we do not maintain a controlling equity interest in OBI in the future, we would have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-822/821 and complies with its obligations under the MSKCC agreement.  Finally, OBI will need additional funds to further develop and commercialize OPT-822/821, and OBI may not be able to secure adequate funding or be able to do so on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-822/821, we will not receive milestone or royalty payments with respect to this product candidate, and the value of our OBI equity position would likely diminish. To the extent we provide funds to OBI through additional equity investments or otherwise, we may need to divert funds away from our operations which could adversely affect the development and/or commercialization of our products and product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical testing.  In addition, sub-analysis of clinical trial data may reveal limitations of our product candidates even though top-line results are positive.  The type and amount of clinical data necessary to gain regulatory approval for our product candidates may also change during or after completion of our clinical trials or we may inaccurately characterize such requirements. Moreover, we cannot guarantee that the FDA or comparable foreign regulatory authorities will agree with our interpretation of clinical trial data, or find such data sufficient to grant product approval. There are also risks that post-approval clinical trials we agreed to conduct or otherwise plan to conduct with respect to DIFICID will not yield positive results, which would impair our ability to continue marketing DIFICID in the United States.

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell DIFICID and any future approved product profitably.*

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We also cannot be certain that DIFICID or any future approved products will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for any future products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If DIFICID or any future products are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for DIFICID.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities and, to a lesser extent, our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our products and product candidates and other hazardous compounds.  We and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  We currently have insurance coverage in the amount of approximately $250,000 for damage claims arising from contamination on our property.  These amounts may not be sufficient to adequately protect us from liability for damage claims relating to contamination.  If we are subject to liability exceeding our insurance coverage amounts, our business and prospects would be harmed.  In the event of an accident, state or federal authorities may also curtail our use of these materials and interrupt our business operations.

Our business and operations would suffer in the event of computer, telecommunications or other system failure.*

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.  Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our commercialization activities or drug development programs.    To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, the commercialization of our products may be harmed and the further development of our product candidates may be delayed.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.*

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our products and product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, including those from generic drug manufacturers.  Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

In addition, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to United States patent law.  These include changes in the way patent applications will be prosecuted and may also affect patent litigation.  The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents.

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•                  others may be able to make compounds that are similar to our products and product candidates but that are not covered by the claims of our issued patents and pending patent applications or licensed patents and pending patent applications, or for which we are not licensed under our license agreements;

•                  others may be able to make competing pharmaceutical formulations containing our products and product candidates or components of our product formulations that are either not covered by the claims of our issued patents or licensed patents, not licensed to us under our license agreements or are subject to patents that expire;

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

In addition, to the extent we are unable to obtain and maintain patent protection for our products and product candidates or in the event such patent protection expires, it may no longer be cost effective to continue commercializing a product or to extend our portfolio by pursuing additional development of a product or product candidate for follow-on indications.

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

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.    We may be dependent on Par to provide technical support for patent applications relating to DIFICID.  If Par fails to adequately protect DIFICID with issued patents, our business and prospects would be significantly harmed.

Our agreement with Par does not have explicit provisions regarding our rights to take necessary action with respect to maintenance of patents and prosecution of patent applications nor do such agreements provide us with any legal recourse in the event such parties do not so maintain and/or prosecute.  If Par or others on which we rely for patent maintenance and prosecution fail to adequately maintain patents and prosecute patent applications relating to technology licensed to or from us, we may be required to take further action on our own to protect our technology.  However, we may not be successful in maintaining such patents or prosecuting such patent applications and if so, our business and prospects would be significantly harmed.

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

Although we have conducted searches of third-party patents with respect to DIFICID, these searches may not have identified all third-party patents relevant to this products and we have not conducted an extensive search of patents issued to third parties with respect to our product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer”, and “Optimer Pharmaceuticals”, we are aware that the name “Optimer” has been registered as a trademark with the U.S. PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

Risks Related to the Securities Market and Ownership of Our Common Stock

The market price of our common stock may be highly volatile.*

Before our initial public offering in February 2007, there was no public market for our common stock.  We cannot assure you that an active trading market will continue to exist for our common stock. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                  general economic and market conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors;

•                  actual or anticipated variations in our quarterly operating results, including DIFICID sales and royalties, and our quarterly expenses;

•                  announcement of foreign regulatory agency approval or non-approval of our or our competitors’ product candidates, or specific label indications for their use, or delays in the foreign regulatory agency review process;

•                  actions taken by the FDA or other regulatory agencies with respect to our product or product candidates, clinical trials, manufacturing process or marketing and sales activities;

•                  any adverse development or perceived adverse development with respect to the EMA’s review of our MAA for DIFICLIR (DIFICID), including a request for additional information;

•                  failure of DIFICID to achieve commercial success;

•                  changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•                  the success of our development efforts and clinical trials, particularly with respect to DIFICID;

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

Item 5.  Other Information

On November 1, 2011, in connection with a strategic decision to discontinue the development of Pruvel (prulifloxacin), we notified Nippon Shinyaku, Co. Ltd. that we were terminating our license agreement dated June 10, 2004. The license agreement provides Optimer with the exclusive rights to develop and commercialize Pruvel for all indications in the United States. In accordance with its terms, the license agreement will terminate 60 days following the date of the notice, at which time all rights to Pruvel will revert to Nippon Shinyaku.

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(4)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain stockholders of Optimer Pharmaceuticals, Inc. dated November 30, 2005, as amended and restated.
4.3	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1		Second Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated July 5, 2011.
10.2		Second Amendment to Lease between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC, dated July 26, 2011.
10.3		Second Lease Extension and Addendum between Optimer Pharmaceuticals, Inc. and HELF Sorrento, LLC, dated July 26, 2011.
10.4		Third Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated September 30, 2011.
10.5+		Form of Restricted Stock Unit Grant Notice and Agreement for shares of Optimer Biotechnology, Inc.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

OPTIMER PHARMACEUTICALS, INC.

Dated: November 3, 2011	By:	/s/ John D. Prunty
	Name:	John D. Prunty
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)