Form 10-K
period 2011-12-31
OPTIMER PHARMACEUTICALS INC
filed 2012-03-08
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 909-0736

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold as of such date on the Nasdaq Global Select Market, was $540,638,000.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 29, 2012 was 46,747,049.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

OPTIMER PHARMACEUTICALS

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

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

Item 1. Business

Overview

We are a global biopharmaceutical company focused on developing and commercializing innovative hospital specialty products which we believe meet an unmet medical need for patients and provide economic value to the healthcare system.

On May 27, 2011, the U.S. Food and Drug Administration, or FDA approved DIFICID® (fidaxomicin) tablets, our novel antibacterial drug for the treatment of adult patients with Clostridium difficile-associated diarrhea, or CDAD. Commercial sales of DIFICID began in July 2011.  In 2011 we achieved net revenue from DIFICID of $21.5 million.

CDAD is the most common nosocomial, or hospital acquired, diarrhea and is not only a significant medical problem in hospitals and long-term care facilities, but is beginning to emerge in the community among people previously at low risk for the disease. CDAD is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria, which produce toxins that cause inflammation of the colon, severe diarrhea and, in the most serious cases, death.

DIFICID is the first drug approved by the FDA for the treatment of CDAD in nearly 30 years. DIFICID’s clinical response rates at the end of treatment were non-inferior to vancomycin, and DIFICID was superior to vancomycin in sustaining clinical response through 25 days beyond the end of treatment. DIFICID is the only FDA-approved antibacterial drug proven to be superior to vancomycin in sustained clinical response for CDAD.

In 2011, we established a commercial infrastructure to implement the commercialization of DIFICID in the U.S. As part of our DIFICID launch strategy, in April 2011 we entered into a collaboration agreement with Cubist Pharmaceuticals, Inc. intended to supplement our internal sales capabilities. Under the agreement, which has a term through the end of July 2013, Cubist co-promotes DIFICID in the U.S. with us. We believe the collaboration will help maximize the impact of the U.S. launch of DIFICID, accelerating adoption and market penetration.

In December 2011 fidaxomicin tablets also received marketing authorization in the European Union under the trade name DIFICLIR™.  We have licensed rights to fidaxomicin in Europe and certain countries in the Middle East, Africa and the Commonwealth of Independent States, or CIS, to Astellas Pharma Europe, Ltd. We are seeking marketing authorization for fidaxomicin in Canada and exploring marketing authorization in other parts of the world where C. difficile has emerged as a serious health problem, including Asia.  We currently hold rights to fidaxomicin in all regions of the world except for territories covered under our agreement with Astellas.

We plan to pursue, subject to FDA discussion and review, important new areas where we perceive opportunities to expand the DIFICID label with new indications to optimize its commercial potential. We believe potential prophylactic use of DIFICID represents an opportunity for significant incremental market expansion.  We intend to evaluate prophylactic use of DIFICID in patients undergoing bone marrow transplantation as these patients are generally at higher risk for CDAD and CDAD has a significant impact on this patient population and the disease associated cost burden. Additionally, we believe there are other patient subpopulations with high risk of CDAD, such as other transplant patients and cancer patients, which present opportunities to expand DIFICID’s FDA label.

To focus on priorities that have the potential to maximize the value of DIFICID for patients and stockholders, in January 2012 we made the strategic decision to discontinue work in basic research, although we maintain clinical R&D capabilities to develop product candidates.

In addition, we previously acquired exclusive rights to OPT-822/821, a combination of a novel carbohydrate-based cancer immunotherapy together with an adjuvant, which we licensed from Memorial Sloan-Kettering Cancer Center, or MSKCC.  In October 2009, we assigned to our subsidiary in Taiwan, Optimer Biotechnology, Inc., or OBI, certain of our patent rights and know-how related to OPT-822/821 and also assigned to OBI our rights and obligations under a related license agreement with MSKCC. In January 2011, OBI initiated a Phase 2/3 clinical trial to evaluate OPT-822/821for the treatment of metastatic breast cancer which is being conducted in Taiwan, South Korea, Hong-Kong and Singapore.

We were incorporated in November 1998. We have one wholly-owned subsidiary, Optimer Pharmaceuticals Canada, Inc., or OPC and one majority-owned subsidiary, OBI, which is located and incorporated in Taiwan.  In this disclosure, “Optimer Pharmaceuticals,” “Optimer,” “we,” “us” and “our” refer to Optimer Pharmaceuticals, Inc., OPC and OBI on a consolidated basis, unless the context otherwise provides.  Our principal offices are in San Diego, California and we recently expanded our operations to include additional office space in Jersey City, New Jersey. We maintain internet website at www.optimerpharma.com, which includes links to reports we have filed with the Securities and Exchange Commission, or SEC. Any information that is included on or linked to our Internet site is not a part of this report or any registration statement that incorporates this report by reference. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Our Business Strategy

Our principal objective is to become a leading hospital specialty products based biopharmaceutical company focused on the development and commercialization of innovative medicines that meet unmet medical needs and provide value to patients and the healthcare system. Our initial focus is on gastrointestinal infections.  To achieve this objective our strategy includes the following key elements:

•                  Build a branded anti-infective franchise for DIFICID in the United States and Canada.  We intend to successfully commercialize DIFICID under the current FDA label by supporting formulary access across payers, hospitals and long term care facilities in the United States and promote adoption of first line DIFICID use in select groups of CDAD patients.  We expect to obtain regulatory approval to commercialize DIFIDID in Canada in mid- 2012.

•                  Develop Alliance Partners and distribution arrangements in international markets that maximize stockholder value. We intend to secure fidaxomicin marketing authorization in markets outside the United States where C. difficile has emerged as a serious health problem and pursue commercialization in these markets by evaluating partnering alternatives to market our products as appropriate. In select territories, such as Canada where we are building our own commercial infrastructure, we expect to market fidaxomicin directly.

•                  Develop DIFICID for additional indications. We believe there are opportunities to expand DIFICID’s label to address unmet medical needs related to C. difficile infections that can provide economic value to the healthcare system. We plan to pursue, subject to FDA discussion and review, such opportunities which we believe have significant market expansion potential. Initially we intend to evaluate prophylactic use of DIFICID in patients undergoing bone marrow transplantation, who are generally at risk for CDAD and where CDAD has a significant impact on the patient and the disease associated cost burden. Additionally, we believe there are a range of patient subpopulations with CDAD where CDAD is associated with a significant impact on the patient and disease associated cost burden. One such subpopulation consists of cancer patients and we intend to evaluate DIFICID use in these patients.

•                  Selectively acquire or in-license additional hospital specialty products for development and/or commercialization.  In order to maximize the value of our franchise and the investment in our commercial infrastructure, we intend to opportunistically consider the expansion of our product portfolio by selectively acquiring or in-licensing additional hospital-focused products or product candidates. We believe the U.S. hospital market provides an opportunity for a biopharmaceutical company with a modestly sized sales infrastructure to successfully market innovative medicines that meet unmet medical needs.

Commercialization Efforts

In 2011 we completed the establishment of a commercial infrastructure, including key additions to the senior management team, to implement the commercialization of DIFICID in the U.S. Our infrastructure includes a sales force of approximately 100 hospital sales specialists, 8 medical education and research liaisons and a 7 person health economic and outcomes resources field team, in addition to an experienced commercial management, marketing and sales personnel team. Our commercialization functions include medical education, health economics research, institutional formulary adoption, payer access/coverage, sales and promotion. These functions and others are primarily performed by the following teams:

•                  Sales and marketing

•                  Health economics and outcomes research;

•                  Medical affairs; and

•                  Patient access.

Our commercialization efforts are directed at physicians, pharmacists, administrators and others throughout the hospital and long-term care settings.

In Europe and certain other countries in the Middle East, Africa and the CIS we entered into an exclusive collaboration and license agreement with Astellas Pharma Europe Ltd. in February 2011 to develop and commercialize fidaxomicin. We intend to seek additional collaborations to market fidaxomicin in other territories outside the U.S.  In select territories, such as Canada, where we are building our own commercial infrastructure, we expect to market fidaxomicin directly.

Distribution

We sell DIFICID through wholesalers that have agreed to be authorized distributors of record of DIFICID in the U.S. These wholesalers sell DIFICID to hospitals, retail and specialty pharmacies in the U.S. In addition, we outsource a number of our product supply chain services to third party vendors, including services related to warehousing and inventory management, distribution, chargeback processing, account receivables management and customer service call center management.

The following table sets forth distribution customers who represented 10% or more of revenues for the year ended December 31, 2011:

2011
Amerisource Bergen Drug Corporation	23%
Cardinal Health	43%
McKesson	30%
96%

Three customers represented approximately 96% of our total gross product sales. We do not believe that the loss of any one of these customers would have a material adverse effect on product sales because product sales would shift to the other customers. However, the loss of a customer could increase our dependence on a reduced number of customers.

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

Our Products and Product Candidates

We believe that our products and product candidates offer, or may offer, advantages over existing antibiotics in terms of efficacy, safety, bacterial resistance and dosing convenience. We also believe that the markets for these products and product candidates present us with significant commercial opportunities. We have one product, fidaxomicin, which has received marketing authorization in the U.S. and Europe. We have two additional candidates, OPT-822/821 and CEM-101 (OP-1068), which are in clinical development.

Our ability or our licensees’ ability to obtain additional regulatory approvals for fidaxomicin may require us or our licensees to successfully complete additional clinical development and demonstrate through data submissions the safety and efficacy of the product candidate to the satisfaction of foreign regulatory authorities. Similarly, our ability or our licensees’ ability to obtain regulatory approval of any of our other product candidates requires us or our licensees to successfully complete the clinical development of each such product candidate and demonstrate through data submissions the safety and efficacy of the product candidate to the satisfaction of the FDA and comparable foreign regulatory authorities. Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials may not be predictive of future trial results.

Our current product or product candidate portfolio consists of the following:

Product or Product Candidate	Target Indications	Development Status	Commercial Rights
Anti-Infectives
Fidaxomicin	CDAD treatment	Approved and marketed	Optimer — worldwide except Astellas territory; Astellas — Astellas territory (all fidaxomicin product candidates and indications)
	CDAD prophylaxis CDAD in oncology patients	Phase 3B (1) Phase 3B (1)
Fidaxomicin	Pediatric CDAD treatment	Phase 2	Optimer - worldwide except Astellas territory

Solithromycin (CEM-101 or OP-1068)	Respiratory tract infections	Phase 2	Cempra worldwide (2)

Other Therapeutic Areas
OPT-822/821	Breast cancer	Phase 2/3	Licensed to OBI (3)

(1)                    We intend that data from these Phase 3 trials would be presented to the FDA as part of a SNDA in order to expand the indications included on DIFICID’s label.

(2)                    We granted to Cempra an exclusive worldwide license, except in countries in the Association of Southeast Asian Nations, or ASEAN.  We have the right to receive royalties from Cempra on any sales of CEM-101 (OP-1068) outside of ASEAN countries.

(3)                    We have the right to receive royalties from OBI on any sales of OPT-822/821.

Fidaxomicin

Overview. We developed fidaxomicin for the treatment of infections caused by C. difficile bacteria. C. difficile is the most common cause of infectious diarrhea in healthcare settings.  Fidaxomicin is a differentiated antibacterial drug for the treatment of CDAD in adults > 18 years of age, the most common symptom of C. difficile infection (CDI). Fidaxomicin has potent activity against C. difficile and moderate activity against certain other Gram-positive organisms, such as Enterococcus and Staphylococcus, but it is virtually inactive against Gram-negative organisms and yeast. Fidaxomicin is bactericidal in vitro and has a unique mechanism of action, exerting its activity by inhibiting RNA polymerase, a bacterial enzyme.

Clostridium difficile Infections. CDI has become a significant medical problem in hospitals, long-term care facilities, and in the community and is estimated to afflict more than 700,000 people each year in the United States.  CDI is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria, that produce toxins that cause inflammation of the colon, severe diarrhea and, in serious cases, death. Patients typically develop CDI from the use of broad-spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish and produce toxins. C difficile is a spore forming bacterium, creating spores excreted in the environment of the patients that can survive for months on dry surfaces in hospital rooms, beds, doors, and contaminate other patients by fecal-oral transmission through the hands of healthcare workers.

In addition to fidaxomicin, therapeutic options for CDAD include the use of metronidazole off-label and oral vancomycin, the latter being the only other agent that is FDA-approved for the treatment for CDAD.  However, approximately 20% to 30% of CDAD patients who initially respond to these older treatment options experience a clinical recurrence following cessation of the CDAD treatment.

Primary risk factors for CDI include broad-spectrum antibiotic use (such as cephalosporins and fluoroquinolones), older age (over 65), immune compromised status (such as oncology patients), presence of multiple comorbidities, and prolonged stay in a healthcare facility.  Incidence and severity of CDI cases are increasing with growing rates of recurrence, septic shock, toxic megacolon, and intestinal perforation. C. difficile-associated mortality rates in the United States have risen dramatically in recent years, increasing, for example, by 35% each year between 1999 and 2004.  The elderly are particularly vulnerable as over two-thirds of CDI patients are 65 years and older.  Rates of morbidity and mortality increase with patient age, with a mortality rate as high as 14% in elderly patients.  The increasing incidence and mortality of CDI, along with high rates of both treatment failures and recurrences with earlier therapies has resulted in greater awareness and concern about CDI among medical professionals and public health officials.

We believe that the incidence of CDI may be higher than what is currently being reported because many hospitals are not required to and do not report incidence of CDI. According to the Center for Disease Control and Prevention, CDI rates increased 200% for hospitalized patients aged > 65 years from 1996-2009.  The most recent Agency for Healthcare Research and Quality Healthcare Cost and Utilization Project (HCUP) analysis showed that in 2009, there were 336,600 hospitalizations that involved CDI, which is nearly 1 percent of all hospital stays.  In addition, C. difficile has surpassed methicillin-resistant Staphylococcus aureus (MRSA) as the leading cause of healthcare-acquired infections in community hospitals.

Reports indicate that the incidence of community-acquired CDI cases may also be increasing and CDI has been described in populations previously considered to be at low risk.  For example, a study conducted in one major U.S. city and cited at the 2006 Interscience Conference on Antimicrobial Agents and Chemotherapy, or ICAAC, reported that the percentage of CDI cases found to be community acquired increased from 12% in 2003 to 22% in 2004 and to 29% in 2005.  In another population-based U.S. study, community acquired CDI accounted for 41% of all definite cases.  The same study showed that the incidence of both community-acquired and hospital-acquired CDI increased significantly over the study period. Compared with those with hospital-acquired CDI, patients with community-acquired infection were younger, more likely to be female, had lower comorbidity scores, and were less likely to have severe infection or to have been exposed to antibiotics.  The study demonstrated that CDI affects populations previously thought to be at low risk, including young adults and children, and those who lack the traditional risk factors of recent hospitalization or exposure to antibiotics.

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

Generally, CDI results in longer hospital stays and increases average patient cost which is often not reimbursed to the hospital. Compared to the average inpatient, CDI patients are considerably sicker and their cases more complex. In addition, CDI patients have lengths of stay nearly three times longer and death rates in the hospital that are 4.5 times higher than the average inpatient.

In more complicated cases of CDI, hospitalization may be prolonged by up to two weeks. One analysis suggested that patients with CDI have their hospital stay extended by at least 3 days compared with patients without the infection, with the incremental cost of approximately $13,700 per patient.  Another recent study showed that adjusted mean cost for CDI cases was    $27,120 higher than for controls and adjusted mean length of hospital stay was 11 days longer.  In certain populations, such as surgical patients, the costs can be even higher and lengths of stay up to 16 days longer.  The overall costs associated to CDI cases in the U.S. Healthcare System are estimated at $3.8 billion. According to the data presented at the 2006 ICAAC, CDI results in an estimated increase in average patient cost of over $6,000 per patient in the United Kingdom and the total projected annual cost for treating the disease in Europe is approximately $3.8 billion.

We believe that DIFICID meets an unmet medical need for patients with CDAD and provides economic value to the healthcare system:

•                  DIFICID is the first drug approved by the FDA to treat CDAD in more than 25 years and has demonstrated comparable initial efficacy and a superior sustained clinical response through 25 days after the end of treatment for CDAD versus vancomycin, the only other drug FDA approved drug for the treatment of C. difficile -associated diarrhea.

•                  Data presented in 2011 demonstrated that the economic value of DIFICID to the U.S. health system meets or exceeds the price per day to treat CDAD compared to vancomycin. Results showed that when data accounting for the cost and frequency of disease recurrence are factored into an economic equation weighing the value of DIFICID against three common regimens of vancomycin, the overall value provided by DIFICID, which ranged from 95% to 141% of the drug’s wholesale acquisition cost, indicates it could be cost saving in many treatment scenarios.

We believe DIFICID’s profile provides an opportunity to develop significant market penetration for first line use of DIFICID in select groups of patients that are ill with CDAD. Additionally, we believe there are opportunities to expand DIFICID’s label to address unmet medical needs related to CDAD that can provide value to patients and the healthcare system.

AlternativeTreatments and Limitations. Metronidazole is generally used for patients in the United States and Europe experiencing their first mild to moderate episode or first recurrent episode of CDAD.  Metronidazole is a generic drug that is used off-label to treat CDAD due to its low cost and historical efficacy. The guideline recommended treatment regimen for metronidazole is 500 mg three times per day, for ten to fourteen days. Metronidazole can be associated with numerous adverse side effects such as seizures, toxic reactions to alcohol, leukopenia, or reduction of white blood cells, neuropathy, a disease affecting one or more nerves, unpleasant taste and dry mouth.

Oral vancomycin is used in the United States and also in Europe and Japan for the treatment of CDAD. As a result of its broad antibacterial activity, intravenously administered vancomycin is frequently used for certain other life-threatening infections caused by multi-drug resistant bacteria such as vancomycin-resistant Enterococci, or VRE. In an effort to slow the continuing emergence of vancomycin-resistant bacteria, the medical community discourages the use of the drug for the treatment of CDAD except for patients who are not responding to metronidazole, for patients with severe symptom or for patients with risk factors that are predictive of negative treatment outcomes.  Despite these recommendations, based on our survey of 131 U.S. hospital physicians, hospital physicians would intend to prescribe oral vancomycin approximately 37% of the time, compared to our estimate of an approximately 27% expected prescription rate per the treatment guidelines.  In addition, our internal market research suggests that hospitals in the U.S. are increasing oral use of generic reconstituted intravenous vancomycin relative to the use of branded oral vancomycin capsules, or Vancocin.  Oral vancomycin’s recommended treatment protocol is 125 mg or every six hours, for ten to fourteen days.

Both metronidazole and oral vancomycin have shortcomings as treatments for CDAD including:

•                  Limited Efficacy. A controlled study conducted in North America and reported in 2007 showed that approximately 19% of CDAD patients treated with oral vancomycin and 28% of CDAD patients treated with metronidazole do not respond to therapy, and these patients are at risk of developing more severe CDAD.

•                  High Recurrence Rate. Approximately 25% of CDAD patients who initially respond to oral vancomycin and approximately 27% of CDAD patients who initially respond to metronidazole experience a clinical recurrence following the cessation of antibiotic administration.

•                  Bacterial Resistance. Widespread use of oral vancomycin is discouraged for the treatment of CDAD in some hospitals due to concerns over the development of cross-resistant bacteria, including VRE, and vancomycin-resistant Staphylococcus, which can also cause other serious nosocomial infections. Furthermore, C. difficile resistance to metronidazole has been reported in at least one study.

•                  Adverse Side Effects. Metronidazole, which is systemically absorbed, may result in serious adverse side effects and complications, including seizures, toxic reactions to alcohol, leukopenia, neuropathy, unpleasant taste and dry mouth.

•                  Inducement of CDI. Oral vancomycin and metronidazole are both broad-spectrum antibacterials that disrupt the normal gut flora. Because normal and healthy gut flora generally suppresses the growth of C. difficile.

•                  Inconvenient Dosing and Difficult Compliance. The current treatment regimen for both oral vancomycin and metronidazole is inconvenient as they must be administered three or four times per day for a minimum of ten days, which may result in lower levels of patient compliance.

Fidaxomicin Differentiating Characteristics. Fidaxomicin is a unique antibacterial drug consisting of an 18-member macrocyclic ester ring structure. After receiving expedited priority review by the FDA, fidaxomicin was approved by the FDA in May 2011 for the treatment of CDAD adults 18 years of age or older.

Fidaxomicin has significant differentiating features, including:

•                  targeted antimicrobial spectrum primarily limited to species of clostridia, including C. difficile;

•                  bactericidal activity against C. difficile in vitro;

•                  minimal systemic absorption, acting locally in the gastrointestinal tract;

•                  no in vitro cross-resistance with other classes of antibacterial drugs;

•                  no significant drug interactions, no contraindications, and no dose adjustment necessary in patients > 65 yrs, or renal or hepatic impairment; and

•                  initial response comparable to vancomycin and designated by the FDA as superior in sustained clinical response (enduring response) through 25 days after end of treatment.

Based on our clinical and pre-clinical studies of fidaxomicin for the treatment of CDAD, we believe fidaxomicin may offer the following advantages:

•                  In two large pivotal trials with a total of 1105 subjects and published in the New England Journal of Medicine and LancetID, fidaxomicin was proven comparable to vancomycin in initial response and superior in both rate of sustained clinical response (enduring response) through 25 days after end of treatment, and lowered rate of recurrence;

•                  Fidaxomicin carries a lower risk of colonization by vancomycin-resistant Enterococci (VRE) than vancomycin. Acquired VRE intestinal colonization among patients with CDAD was lower following treatment with fidaxomicin (7%) than in patients treated with vancomycin (31%) in one Phase 3 clinical trial;

•                  Limited disruption of normal gut flora both in vitro and in fecal profiling clinical studies, which may contribute to the lower likelihood of CDAD recurrence;

•                  Minimal systemic exposure and similar rates of adverse reactions versus vancomycin;

•                  Post-antibiotic effect of 6 to 10 hours;

•                  Analysis of pooled Phase 3 data of patients on concomitant antibiotic (CA) therapy demonstrated that  fidaxomicin was significantly more effective than vancomycin in achieving initial clinical response, sustained clinical response (global cure), and decreasing the rate of recurrence; and

•                  Twice daily dosing regimen.

Clinical Development

Phase 3 Pivotal Trials.

We completed two fidaxomicin Phase 3 trials which provided the basis for marketing approvals in the United States and European Union, and our marketing application Canada. The primary endpoint of both studies was clinical cure, defined as improvement in diarrhea or other symptoms such as that patients required no further CDI therapy as of two days after completion of study medication, as determined by the treating physicians.  The secondary endpoint of both studies evaluated CDI recurrence up to four weeks post therapy with recurrence defined as the return of diarrhea associated with CDI confirmed by a positive toxin test and requirement for treatment.  Global cure, an exploratory endpoint in the first study and a secondary endpoint in the second study, was defined as patients who were cured and did not have a recurrence during the subsequent four-week period. In both studies the primary, secondary, or exploratory, endpoints were met.

In February 2011, the New England Journal of Medicine published results from the first Phase 3 trial and in February 2011 the Lancet Infectious Diseases published results from the second Phase 3 trial.  Additional data from our clinical trials has also been published. A subgroup analysis in the September 1, 2011 issue of Clinical Infectious Diseases concludes that in the presence of concomitant antibiotic therapy (or the use of antibiotics to treat concurrent infections) DIFICID achieved a significantly higher initial clinical cure rate, and higher rate of global cure, compared to oral vancomycin. The publication notes that approximately 28% of patients in the Phase 3 trials required antibiotic treatment for concurrent infections. Global cure is defined as clinical cure with no recurrence through the end of study visit 26 to 30 days after completion of CDAD treatment.

We expect to continue to support peer reviewed publication of additional data and analyses related to fidaxomicin, as well as presentation of such data and analyses at a variety of medical and scientific meetings and conferences. In 2011 presentations of fidaxomicin data and analyses at scientific and medical conferences included:

•      Walker, AS, et al. 2011. “Fidaxomicin Shows Early (0-12 Day) Superiority Over Vancomycin on Intention-to-Treat Analyses of Pivotal Randomized Controlled Trials in Clostridium Difficile Infection.” Presentation at 49th Annual Meeting Infectious Diseases Society of America (IDSA); Oct 20-23, 2011;Boston, MA;

•      Mullane, KM. 2011. “Renal Impairment and Response to Fidaxomicin versus Vancomycin in Patients with Clostridium difficile Infection.” Presentation at 49th Annual Meeting Infectious Diseases Society of America (IDSA); Oct 20-23, 2011;Boston, MA;

•      Sims, C, et al. 2011. “Fidaxomicin Inhibits Production of Toxin A and Toxin B in C difficile.” Presented at: 51st Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC); September 17-20, 2011. Chicago, IL; and

•      Sclar, D, et al 2011. “Fidaxomicin for Clostridium Difficile-Associated Diarrhea (CDAD): Epidemiologic Method for Estimation of Warranted Price.” Presented at American Society of Health-System Pharmacists 46th Midyear Clinical Meeting; December 4-8, 2011, New Orleans, LA

First Phase 3 trial (OPT-80-003).  Top-line results from our first Phase 3 trial of fidaxomicin were initially reported in November 2008, and detailed results were published in the February 3, 2011 issue of the New England Journal of Medicine. This trial was a prospective, multi-center, double-blind, randomized controlled Phase 3 trial and was the largest single comparative study conducted against Vancocin in CDI. We enrolled 629 adult subjects at 67 sites throughout North America between May 9, 2006 and August 21, 2008.  The primary endpoint of the study was clinical cure defined as resolution of symptoms and no need for further therapy for C. difficile infection as of the second day after the end of the course of therapy.  The secondary endpoints were recurrence of C. difficile infection (diarrhea and a positive result on a stool toxin test within 4 weeks after treatment) and global cure (i.e., cure with no recurrence). Patients were randomly dosed with either fidaxomicin at 200 mg twice daily (400 mg/day) or Vancocin at its recommended dosing regimen of 125 mg every six hours (500 mg/day) for ten days.

In the first Phase 3 study, 92.1% of patients treated with fidaxomicin in the per protocol population achieved clinical cure versus 89.8% for Vancocin.  In addition, only 13.3% of per protocol patients treated with fidaxomicin experienced a recurrence versus 24.0% for Vancocin (p = 0.004).  Per protocol patients treated with fidaxomicin had a global cure of 77.7% which was greater than Vancocin at 67.1% (p = 0.006).  Fidaxomicin was well-tolerated.  The results from the first Phase 3 trial are summarized in the table below.

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

Further analysis of the results from the first Phase 3 trial demonstrated other potential advantages of fidaxomicin. Specifically, data from the first Phase 3 trial demonstrated that: [could be include in fidaxomicin advantages]

•                  in patients with more pronounced diarrhea (diarrhea that did not resolve in the first 24 hours of therapy), fidaxomicin was associated with a faster time to resolution of diarrhea than vancomycin (79 hours versus 105 hours, p=0.056);

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

Second Phase 3 trial (OPT-80-004). Top-line results from our second Phase 3 trial of fidaxomicin were reported in February 2010, and detailed results were published online in The Lancet Infectious Diseases on February 8, 2012.  This trial was a non-inferiority, multi-center, randomized, double-blind trial of fidaxomicin (200 mg twice daily) against vancomycin (125 mg four times daily) for ten days in adult subjects suffering from CDI.  We enrolled 535 adult subjects at 86 sites throughout North America and Europe between April 19, 2007 and December 11, 2009.  The primary endpoint of the study was clinical cure defined as resolution of diarrhea for duration of treatment and no further CDI therapy two days after completion of study medication, as determined by the treating physicians.  Secondary endpoints measured recurrence and sustained clinical response (also called global cure). Recurrence was defined as the return of more than three unformed bowel movements in 24 hours, a positive stool toxin test, and a need for retreatment within 30 days of treatment completion.  Sustained response, also called global cure, was clinical cure without recurrence, and was assessed once superiority in recurrence was established.

In the second Phase 3 study, 91.7% of patients treated with fidaxomicin in the per protocol population achieved clinical cure versus 90.6% for Vancocin. In addition, only 12.8% of per protocol patients treated with fidaxomicin experienced a recurrence versus 25.3% for Vancocin (p = 0.002).  Per protocol patients treated with fidaxomicin had a global cure of 79.6% which was greater than Vancocin at 65.5% (p = <0.001).  Fidaxomicin was also well-tolerated in the study.  The results from the second Phase 3 trial are summarized in the table below.

Per Protocol (microbiologically evaluable)	Fidaxomicin (200 mg bid)	Vancocin® capsules (125 mg qid)	P-Value	95% Confidence Interval of Difference
Clinical cure	91.7% (198/216 patients)	90.6% (213/235 patients)	NA	(-4.3, 6.3)
Recurrence	12.8% (23/180)	25.3% (46/182)	0.002	(-20.3, -4.4)
Global Cure (Sustained Response)	79.6% (172/216)	65.5% (154/235)	<0.001	(5.9, 22.1)

modified Intent-to-Treat (mITT)	Fidaxomicin (200 mg bid)	Vancocin ® capsules (125 mg qid)	P-Value	95% Confidence Interval of Difference
Clinical cure	87.7% (221/252 patients)	86.8% (223/257 patients)	NA	(-4.9, 6.7)

Recurrence	12.7% (28/221)	26.9% (60/223)	<0.002	(-21.4, -6.8)
Global Cure (Sustained Response)	76.6% (193/252)	63.4% (163/257)	0.001	(5.3, 21.0)

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

Additional data from our two fidaxomicin Phase 3 trials was published in the September 1, 2011 issue of Clinical Infectious Diseases which indicated that treatment with concomitant antibiotics (CA) compromised initial response to CDI therapy and durability of response, and that fidaxomicin was significantly more effective than vancomycin in achieving clinical cure in the presence of CA therapy and in preventing recurrence regardless of CA use.  Treatment guidelines recommend stopping all implicated antibiotics at the onset of C. difficile infection, but many individuals have persistent or new infections necessitating the use of concomitant antibiotics. Overall, 27.5% of patients from the fidaxomicin Phase 3 trials were prescribed concomitant antibiotics during study participation.  The use of CAs concurrent with CDI treatment was associated with a lower cure rate (84.4% vs 92.6%; P < 0.001) and an extended time to resolution of diarrhea (97 vs 54 hours; P <0.001). CA use during the follow-up was associated with more recurrences (24.8% vs 17.7%; not significant), and CA administration at any time was associated with a lower global cure rate (65.8% vs 74.7%; P = 0.005).  When subjects received CAs concurrent with CDI treatment, the cure rate was 90.0% for fidaxomicin and 79.4% for vancomycin (P = 0.04).  In subjects receiving CAs during treatment and/or follow-up, treatment with fidaxomicin compared with vancomycin was associated with 12.3% fewer recurrences (16.9% vs 29.2%; P = 0.048).

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

Fidaxomicin — Label Expansion

We believe there are opportunities to expand DIFICID’s label indication to address unmet medical needs related to C. difficile infections that can provide economic value to the healthcare system. We plan to pursue, subject to FDA discussion and review, such opportunities where we view significant potential for market expansion.

One area that we believe presents an important label expansion opportunity is an indication for prophylactic use of DIFICID in certain patient populations. We believe DIFICID may be effective not only for treating CDAD but also for preventing CDAD in patients at high risk of developing CDAD. There is currently no therapeutic drug approved for the prevention of CDAD.  We believe fidaxomicin may provide safe, potent and narrow-spectrum bactericidal activity against C. difficile, thereby protecting high-risk patients while limiting disruption to normal gut flora. Initially, we intend to evaluate prophylactic use of DIFICID in patients undergoing bone marrow transplantation, These patients are generally at risk for CDAD and CDAD has a significant impact on the patient and the disease associated cost burden in this patient population.

Additionally, we believe there are other patient populations where CDAD is associated with a significant impact on the patient and disease associated cost burden and prophylactic use of DIFICID might be an effective option.

Other Pipeline Product Candidates

In addition to fidaxomicin, we have also licensed rights to others to develop and commercialize our other product candidates in order to maximize their potential.  These product candidates are as follows:

Solithromycin (CEM-101 or OP-1068): Macrolide and Ketolide Antibiotics

Macrolide antibiotics have been marketed for the treatment of upper and lower respiratory tract infections.  Macrolides such as erythromycin and azithromycin, and ketolides, such as telithromycin, are related classes of antibiotics which have strong gram-positive activity and inhibit bacterial growth.  However, an increasing number of pathogens are now resistant to currently available macrolides and ketolides.  The leading product candidate developed with our discovery technology, solithromycin, was effective against these resistant bacterial strains according to a pre-clinical study conducted by the Institute for Medical Microbiology.  This product candidate has shown to possess potent activity against multi-drug resistant Streptococcus pneumoniae and Streptococcus pyogenes, common respiratory tract infection or RTI pathogens.  The pre-clinical study also showed that solithromycin was orally active with potent efficacy in animal models after once-a-day administration.  Cempra Pharmaceuticals, Inc. or Cempra, has licensed from us a library of approximately 500 macrolides related to this product candidate.  Cempra has completed a Phase 2 clinical trial with solithromycin as an oral dosage form in moderate to severe community-acquired bacterial pneumonia.

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

In December 2010, OBI initiated a Phase 2/3 clinical trial of OPT-822/821. This study, referenced as OPT-822-001, is designed as a multi-center trial with sites in Taiwan, South Korea, Hong Kong and Malaysia.  The Phase 2/3 clinical trial is expected to enroll up to 342 patients. The primary endpoint is the progression free survival rate from the time of randomization until disease progression. The secondary endpoint is the overall survival rate from the time of enrollment. Patients will receive a total of up to nine injections of OPT-822/821 plus cyclophosphamide, or placebo plus cyclophosphamide (2:1 randomization) over a treatment period of nine months with study follow-up at eight week intervals until disease progression or up to two years, as well as survival follow-up until five years from randomization.

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

We intend to maintain our OPopS technology for its potential to produce and modify a wide variety of carbohydrate-based molecules that could provide promising new drug candidates for the treatment of various diseases.

Collaborations, Commercial and License Agreements and Grants

Cubist Pharmaceuticals, Inc. On April 5, 2011, we entered into a co-promotion agreement with Cubist, pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, we are responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement will end in July 2013, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  We and Cubist may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party, upon the bankruptcy or insolvency of the other party, or in the event that actual net sales during the first year of commercial sales of DIFICID in the United States are below specified levels, subject to certain limitations.  In addition, we may terminate the agreement, subject to certain limitations, if (i) we withdraw DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States, or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  In addition, Cubist may terminate the agreement, subject to certain limitations, if (i) we experience certain supply failures in relation to the demand for DIFICID in the United States, (ii) we are acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the United States, or (iv) we fail to comply with applicable laws in performing our obligations.

In June 2011, we began our quarterly payments of $3.75 million to Cubist which we started expensing as a selling, general and administrative expense in the third quarter of 2011 in connection with the launch of DIFICID.

Astellas Pharma Europe Ltd.  In February 2011, we entered into a collaboration and license agreement with Astellas pursuant to which we granted to Astellas an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Europe, and certain other countries in the Middle East, Africa and the CIS. In March 2011, we and Astellas amended the agreements to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the Astellas territory). Under the terms of the agreement, Astellas has agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in the Astellas territory at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in the Astellas territory.  We and Astellas may also agree to collaborate in, and share data resulting from, global development activities with respect to fidaxomicin, in which case we and Astellas will be obligated to co-fund such activities.  In addition, under the terms of the agreement, Astellas granted us an exclusive, royalty-free license under know-how and intellectual property generated by Astellas and its sublicensees in the course of developing fidaxomicin and controlled by Astellas or its affiliates for use by us and any of our sublicensees in the development and commercialization of fidaxomicin outside the Astellas territory and, following termination of the agreement and subject to payment by us of single-digit royalties, in the Astellas territory.  In addition, under the terms of a supply agreement entered into between us and Astellas on the same date, we will be the exclusive supplier of fidaxomicin to Astellas for Astellas’ development and commercialization activities in the Astellas territory during the term of the supply agreement, and Astellas is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement with Astellas, in March 2011, Astellas paid us an upfront fee of $69.2 million. We are eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones and contingent events. Of this amount, 40 million Euros will become due 30 days subsequent to the earlier to occur of launch in two major countries or six months after EMA approval and 10 million Euros will become payable to us upon the launch in any country in the Astellas territory. In December 2011, we received approval from EMA for DIFICLIR™ (fidaxomicin) tablets and thus the 40 million Euro milestone payment will be due no later than July 2012. We are also eligible to receive additional milestone payments to totaling up to 65 million Euros upon the achievement of certain commercial milestones.

In addition, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of fidaxomicin products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  These royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

The agreements with Astellas will continue in effect on a product-by-product and country-by-country basis until expiration of Astellas’ obligation to pay royalties with respect to each fidaxomicin product in each country in the Astellas territory, unless terminated early by either party as more fully described below.  Following expiration, Astellas’ license to develop and commercialize the applicable fidaxomicin product in the applicable country will become non-exclusive.  We and Astellas may each terminate either of the agreements prior to expiration upon the material breach of such agreement by the other party, or upon the bankruptcy or insolvency of the other party.  In addition, we may terminate the agreements prior to expiration in the event Astellas or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it, and Astellas may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days prior written notice to us.  Upon any such termination, the license granted to Astellas (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to us.

Par Pharmaceutical, Inc.  In February 2007, we repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion of our second pivotal Phase 3 trial for fidaxomicin.  We are obligated to pay Par a 5% royalty on any net sales by us, our affiliates or our licensees of fidaxomicin in North America and Israel, including Cubist, and a 1.5% royalty on any net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, such as the license granted to Astellas, we will be required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Biocon Limited.  In May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient, or API of DIFICID.  Pursuant to the agreement, Biocon agreed to manufacture and supply, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada. We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  Unless both we and Biocon agree to extend the term of the supply agreement, it will terminate in November 2018.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the effective date or upon a material breach of the supply agreement by the other party, (ii) by us upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including our failure to purchase amounts of fidaxomicin API indicated in binding forecasts.

Patheon Inc. In June 2011, we entered into a commercial manufacturing services agreement with Patheon Inc. to manufacture and supply fidaxomicin drug products, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  We agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

The term of the agreement extends through December 31, 2016 and will automatically renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. We and Patheon may terminate the Agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if we provide notice to Patheon that we no longer require manufacturing services for such product because the product has been discontinued. Additionally, we may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product, if any regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling such product, or if we determine to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to us, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement, or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

Cempra, Inc. In March 2006, we entered into collaborative research and development and license agreement with Cempra Inc., or Cempra.  We granted to Cempra an exclusive worldwide license, except in Association of Southeast Asian Nations, or ASEAN, countries with the right to sublicense, to our patent and know-how related to our macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the license, we obtained equity of Cempra and we assigned no value to such equity.  We may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  We have assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our past performance or upon the occurrence of a specific outcome resulting from our performance, 2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and 3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Cempra. To date we have recognized $500,000 in payments from this collaboration.  We may also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from us in the amount of $1.0 million for each of the first two products we develop which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party. In February 2012, Cempra completed an initial public offering at which time our equity of Cempra was converted to 125,646 common stock shares.

OBI.  In October 2009, we entered into certain transactions involving OBI, our then wholly-owned subsidiary, to provide funding for the development of two of our early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which we assigned to OBI certain patent rights, information and know-how related to OPT-822/821.  In anticipation of these transactions, we also assigned, and OBI assumed, our rights and obligations under related license agreements with MSKCC and The Scripps Research Institute, or TSRI.  Under this agreement, we are eligible to receive up to $10 million in milestone payments for each product developed under the development programs and we are also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by us to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements. After further evaluation, OBI determined not to pursue additional development of OPT-88 and in February 2011, OBI and TSRI agreed to terminate the license agreement and OBI returned the related OPT-88 patents to TSRI. To provide capital for OBI’s product development efforts, we and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, we sold 40 percent of our existing OBI shares to the group of new investors, and we and the new investors also purchased new OBI shares.  The financing agreement also contemplated an additional financing pursuant to which we and the new investors would invest approximately an additional $184.8 million New Taiwan Dollars and $277.2 million New Taiwan Dollars, respectively, in exchange for new OBI shares. In February 2011, pursuant to an amendment to the October 2009 financing agreement, OBI completed the second financing and sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then-current exchange rates).  We purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the second financing.

In February 2012, OBI issued 36 million newly-issued shares of its common stock in an additional financing for gross proceeds of approximately 540 million New Taiwan Dollars (approximately $18.3 million based on then-current exchange rates).  We did not participate in the February 2012 financing and the issuance of the new shares reduced our ownership percentage to approximately 44%.  Our Chief Executive Officer and our Chairman of the Board participated.  Each individual purchased 924,000 and 7,080,981, respectively, of the new shares at 15 New Taiwan Dollar per share.  OBI has also announced its intention to conduct an initial public offering of its common stock.  To the extent that additional newly-issued shares of OBI’s common stock are sold in the initial public offering and we do not participate, or to the extent that we sell a portion of our OBI shares in the initial public offering, our percentage ownership of OBI would decrease further.

Memorial Sloan-Kettering Cancer Center.  In July 2002, we entered into a license agreement with MSKCC to acquire, together with certain non-exclusive licenses, exclusive, worldwide licensing and sublicensing rights to certain patented and patent-pending carbohydrate-based cancer immunotherapies.  As partial consideration for the licensing rights, we paid to MSKCC a one-time fee consisting of both cash and 55,383 shares of our common stock. In anticipation of the various transactions involving OBI which we completed in October 2009, we assigned our rights and obligations under this agreement to OBI.  Under the agreement, which was amended in June 2005, OBI may owe MSKCC milestone payments in the following amounts for each licensed product: (i) $500,000 upon the commencement of Phase 3 clinical studies, (ii) $750,000 upon the submission of the first NDA, (iii) $1.5 million upon marketing approval in the United States and (iv) $1.0 million upon marketing approval in each and any of Japan and certain European countries, but only to the extent that we, and not a sublicensee, achieve such milestones.  OBI may owe MSKCC royalties based on net sales generated from the licensed products and income OBI sources from its sublicensing activities, which royalty payments are credited against a minimum annual royalty payment OBI owes to MSKCC during the term of the agreement.

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

Research Grants

NIH Small Business Innovation Research Award.  We have one active grant from National Institute of Allergy and Infectious Diseases, or NIAID. This $3 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm the narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains of C.difficile, and to support additional toxicology studies. The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support a surveillance study of C. difficile isolates across North America to compare activity of DIFICID with existing CDAD treatments.

Qualifying Therapeutic Discovery Project Grant.  In November 2010, we received $244,000 in the form of a cash grant from the Qualifying Therapeutic Discovery Project program of the Internal Revenue Service /the U.S. Treasury Department for expenditures related to its DIFICID development program.  We had to meet eligible criteria defined by the guidelines of the Patient Protection and Affordable Care Act signed into law March 23, 2010 to qualify for the cash grant.

Taiwan Ministry of Economic Affairs Grant. OBI has one active grant from Taiwan Ministry of Economic Affairs, or MOEA. This grant was for an aggregate of 27.4 million New Taiwan Dollars and was awarded in January 1, 2011 for one year. The award has been used to obtain the first 45 patients safety report for the OPT-822/821 trials.  In order to withdraw funds from the grant, OBI had to meet certain criteria and obtain a contract with the Taiwan Department of Economic Affairs.  In June 2011, OBI was able to meet the criteria and received the executed contract from the Department of Economic Affairs. OBI submitted a reimbursement request to the MOEA for expenses incurred.  For the year ended December 31, 2011, OBI recognized revenues related to research grants of 15.3 million New Taiwan Dollars.

Manufacturing

We rely on third parties to manufacture our product candidates and currently have no plans to develop our own manufacturing facility.  We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce fidaxomicin API and finished products in accordance with current Good Manufacturing Practices, or cGMP, and all other applicable laws and regulations.  We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to our drug candidates.

In May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin API. In June 2011, we entered into a commercial manufacturing services agreement with Patheon to manufacture fidaxomicin drug products, including DIFICID.  The manufacturing facilities of Biocon and Patheon have been approved by the FDA for the manufacture of our fidaxomicin drug supplies. We may contract with other third-party contract manufacturers for additional commercial supply of fidaxomicin API and fidaxomicin drug product for commercial sale.

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

We have established and continue to build proprietary positions for our pipeline product candidates and technology in the United States and abroad.  We have built a portfolio of more than 150 patents and patent applications that we either own or have licensed around our key products and technologies.  As of February 1, 2012, this portfolio included six issued U.S. patents and 17 pending U.S. patent applications.  Foreign counterparts to these included 31 issued patents and 97 pending patent applications.  Of the more than 150 patents and patent applications that we own or license, as of February 1, 2012, 43 were owned or licensed by OBI.  In addition to the patents and patent applications mentioned above, we have licensed U.S. and foreign patents and patent applications related to our proprietary OPopS drug discovery platform.

With respect to fidaxomicin, we have five issued U.S. patents and 12 U.S. pending patent applications.  We also have 13 issued foreign patents and 67 pending foreign counterparts in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, India, New Zealand, Taiwan, South Africa, Russian Federation, Mexico and Brazil.  The issued patents cover a specific polymorphic form, methods of treatment, and specific manufacturing methods and expire in 2027, 2023 and 2025, respectively.  The pending patent applications, if issued, may cover the composition of matter, an additional polymorphic form, and pharmaceutical formulations containing the various components and would expire between 2023 and 2029.

Government Regulation and Product Approval

FDA Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals and antibiotics.  All of our product candidates will require regulatory approval by governmental agencies prior to commercialization.  In particular, pharmaceutical drugs are subject to rigorous pre-clinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries.  In the United States, various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products.  The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources.  Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed.  Furthermore, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

•                  Phase 3.  In Phase 3 clinical trials, often referred to as pivotal or registration clinical trials, the drug is usually tested in one or more controlled, randomized trials comparing the investigational new drug to an approved form of therapy or placebo in an expanded and well-defined patient population at multiple clinical sites.  The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regimen as compared to a placebo or an approved standard therapy in defined patient populations with a given disease and stage of illness. Trials designed to register potential new indications for approved products are called Phase 3b.

•                  Phase 4.  Phase 4 clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing.  These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.  Failure to promptly conduct any mandatory Phase 4 clinical trials that are required to as part of an NDA’s approval could result in withdrawal of approval or other legal sanction.

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

FDA Post-Approval Process

Even after approval of an NDA, such approval is subject to a wide-range of regulatory requirements, any or all of which may adversely impact a sponsor’s ability to effectively market and sell the approved product. Furthermore, the FDA may require the sponsor to conduct non-clinical and/or clinical trials, also known as post-marketing requirements or post-marketing commitments, to provide additional information on the safety and efficacy of the approved product. The results of such post-market studies may be negative and could lead to limitations on the further marketing of a product. Also, under the Pediatric Research Equity Act (PREA), the FDA may require pediatric assessment of certain drugs, and if the results of these studies are negative, marketing of the product in adults could be impacted. In addition, the FDA may require a sponsor to implement a Risk Evaluation Mitigation Strategy, or REMS, to manage a known or potential serious risk associated with the product. The FDA may, either prior to approval or subsequent to approval if new safety data arises, require a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks. Failure to comply with a REMS, including submission of a required assessment, may result in substantial civil penalties.

In addition, drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP regulations which impose procedural and documentation requirements upon us and any third party manufacturers we utilize. Significant negative findings in such an inspection could impact our ability to supply our products.

The FDA closely regulates the marketing and promotion of drugs.  A company can make only those claims relating to safety and efficacy that are part of, or consistent with, the FDA approved product labeling.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.  Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA.  Such off-label uses are common across medical specialties.  Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, restrict manufacturer’s communications on the subject of off-label use and healthcare payors, including the federal government, can use the False Claims Act and related statutes to pursue drug companies for off-label promotions that result in the submission of claims for payment for uses that have not been approved by the FDA as safe and effective.

The FDA requires a sponsor to submit reports of certain information on side effects and adverse events associated with its products that occur either during clinical trials or after marketing approval. These requirements include specific and timely notification of certain serious, unexpected and/or frequent adverse events, as well as regular periodic reports summarizing adverse drug experiences. Failure to comply with these FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. In addition, as a result of these reports, the FDA could create a Tracked Safety Issue for a product in the FDA’s Document Archiving, Reporting and Regulatory Tracking System, place additional limitations on an approved product’s use, such as through labeling changes, or, potentially, could require withdrawal or suspension of the product from the market.

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

We and our marketing partners are also subject to a wide variety of foreign regulatory requirements as we move to commercialize DIFICID internationally. Approval of a drug by applicable regulatory agencies of foreign countries must be secured prior to the marketing of such drug in those countries. The regulatory approval process in countries outside of the U.S. vary widely from country to country and may in some cases be more rigorous than requirements in the U.S. Certain foreign regulatory authorities may require additional studies or studies designed with different clinical endpoints and/or comparators than those which we are conducting or have already completed. In addition, any adverse regulatory action taken by the FDA with respect to an approved product in the U.S. may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of products outside of the U.S.

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

Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat infectious disease.  Many of these companies have significantly greater financial, manufacturing, marketing and product development resources than us.  Additionally, many of these companies have substantially greater experience developing, manufacturing and commercializing drugs which may allow them to bring their products to market quicker than we can.  Several pharmaceutical and biotechnology companies have already established themselves in the markets for the treatment of CDAD and many additional companies are currently developing products for the treatment of CDAD, which we expect will compete with fidaxomicin if approved for marketing.  Potentially significant competitors to fidaxomicin both currently marketed and in clinical development, include the following:

Product	Stage of Development	Company
Flagyl™/metronidazole	Marketed	Pfizer, Sanofi-Aventis and generics
Vancocin™/oral vancomycin	Marketed	Viropharma and generics
Xifaxan™/rifaximin	Phase 3 trial stopped	Salix and generics
Ramoplanin	Phase 2 completed	Nanotherapeutics
ACAM-Cdiff (vaccine)	Phase 2	Sanofi-Aventis
MK-3415/MK-6072/MK-3415A (antibodies combination)	Phase 3 initiated	Merck
CB-183,315	Phase 2 completed	Cubist

Research and Development

Our research and development efforts are primarily focused on further developing fidaxomicin and our other product candidates.  Our research and development expense was approximately $43.1 million, $32.8 million and $33.7 million in years 2011, 2010 and 2009, respectively.

Employees

As of February 29, 2012, we employed 278 persons, 29 of whom hold Ph.D., M.D. or JD degrees.  Nine employees were engaged in discovery research, 55 in clinical research, regulatory affairs and manufacturing, 48 in corporate development and 111 commercial including 99 sales force and corporate development and 55 in support administration, including finance, access, information systems, facilities and human resources.  None of our employees is subject to a collective bargaining agreement.  We consider our relations with our employees to be good.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2011	2010	2009
	(in thousands)
United States	$2,358	$590	$644
Taiwan	233	108	29
Total	$2,591	$698	$673

Item 1A. Risk Factors

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.

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

•                                    our ability to implement and maintain agreements with wholesalers and distributors on commercially reasonable terms; and

•                                    our ability to maintain and defend our patent protection and regulatory exclusivity for DIFICID.

Any disruption in our ability to generate revenues from the sale of DIFICID or lack of success in its commercialization will have a substantial adverse impact on our results of operations.

The success of our efforts to commercialize DIFICID in the United States will be partially dependent on our co-promotion agreement with Cubist.

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

We are dependent on our collaboration agreement with Astellas to commercialize and further develop fidaxomicin in the Astellas territory.  The failure to maintain this agreement or the failure of Astellas to perform its obligations under this agreement, could negatively impact our business.

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

We intend to pursue the development of and potentially commercialize fidaxomicin outside of the United States through collaboration arrangements with third parties, such as our collaboration with Astellas, or independently.  We may be unable to enter into additional collaboration arrangements in international markets outside of the Astellas territory.  In addition, there can be no guarantee that Astellas or any other parties that we may enter into collaboration arrangements with will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of fidaxomicin in countries outside of the United States and outside of the Astellas territory, or if we otherwise decide to market fidaxomicin ourselves in these countries, we will need to develop our own marketing and sales force to market fidaxomicin in these territories to hospital-based and long-term care physicians.  These efforts, including our on-going efforts in Canada through our recently established subsidiary, Optimer Canada, may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998.  As of December 31, 2011, we had an accumulated deficit of approximately $215.0 million.  We have generated minimal revenues from product sales to date and we expect our expenses to increase substantially in the near term as we execute the commercial launch of DIFICID due to, among other things, increases to our headcount and on-going payments to Cubist pursuant to our co-promotion agreement, and as we pursue additional research and development activities, including potential additional indications for DIFICID. We have funded our operations through December 31, 2011 from the sale of approximately $333.8 million of our securities and through payments received under collaborations with partners or government grants. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  We or our collaborators may never successfully commercialize our product candidates, including DIFICID outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

If we and Cubist are unable to effectively train and equip our respective sales forces, our ability to successfully commercialize DIFICID in the U.S. will be harmed.

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

The commercial success of DIFICID and any other products we develop or acquire will depend upon attaining significant market acceptance among physicians, hospitals, patients, healthcare payors and the medical community.

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

Even after receipt of regulatory approval from the FDA, DIFICID is, and any other products we may develop or acquire in the future will be, subject to substantial, ongoing regulatory requirements.

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

Any of these regulatory actions due to our failure to comply with post-approval requirements could damage our reputation, limit our ability to market our products and adversely affect our operating results.  In addition, the failure of our current or future collaborators to comply with these regulations and similar regulations in foreign jurisdictions would limit our ability to fully commercialize fidaxomicin and any other product we may develop or acquire in the future.

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

Our product sales depend on adequate coverage and reimbursement from third-party payers.

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

We have licensed rights to develop and commercialize fidaxomicin in Europe and certain other countries to Astellas.  In the event we or our collaborators, including Astellas, seek approvals to market fidaxomicin in other non-U.S. territories, we or our collaborators including Astellas, will need to work with the government-sponsored healthcare entities in Europe and each other foreign country, as applicable, that are the primary payers of healthcare costs in such regions.  Certain government payers may regulate prices, reimbursement levels and/or access to fidaxomicin or any future products to control costs or to affect levels of use of the product.

We cannot predict the availability or level of coverage and reimbursement for DIFICID or any future approved product.  If third-party coverage and reimbursement is not available or is available only to limited levels, we may not be able to commercialize DIFICID or any other products successfully or at all, which would materially harm our business and prospects.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated as listed in the approved labeling.

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

Other than fidaxomicin approval by the EMA in Europe, none of our product candidates is approved for sale in any international market for which we have or have licensed rights. If we or our collaborators fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

We recently established a sales and marketing organization and have little experience as a company in marketing drug products.

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have very limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist as our exclusive co-promotion partner for DIFICID in the United States, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bicoastal organizational structure could create management challenges. The establishment and development of our own sales force to market DIFICID has been and will continue to be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize and future products we may develop or acquire. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We also compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of Astellas in the Astellas territory and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.

We had 278 employees as of February 29, 2012.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  To effectively manage our operations growth and various projects, we must:

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

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the API, for fidaxomicin and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including fidaxomicin.  We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

Our ability and that of our collaborators to develop and commercialize fidaxomicin and any other product candidates will depend in part on our ability and that of our collaborators to arrange for third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for regulatory approval, commercialization and any future clinical trials.  Third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Difficulties in establishing these required manufacturing processes could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.

While we work closely with our current suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.  A reduction or interruption in our supply of fidaxomicin API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to obtain fidaxomicin in a timely or cost effective manner to maximize product sales, and could result in a breach of our supply agreement with Astellas or our co-promotion agreement with Cubist, which could result in either or both of those parties terminating their respective agreements with us.

In addition, we, our collaborators and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin API and rely on Patheon to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. The manufacturing facilities of Biocon and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s or Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  We and our collaborators have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon and Patheon could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, we and our collaborators may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our product, which would significantly harm our business and prospects.

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

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID currently faces steep competition from an inexpensive generic form of metronidazole in the United States.  In Europe, DIFICLIR will immediately face generic oral vancomycin competition and in the future DIFICID may face competition from generic oral vancomycin in the United States as well. In addition, our internal market research suggests that there is increasing use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  If we or our collaborators are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.

A key element of our strategy is to commercialize a portfolio of innovative hospital specialty products in addition to fidaxomicin.  As a significant part of our growth strategy, we intend to develop and commercialize, independently and/or through collaboration partners, additional products and product candidates through our discovery research program using our proprietary technology, including OPopS.  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

A significant portion of the research and development that we decide to conduct may involve new and unproven technologies.  Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates.  We currently have exited basic research and are not seeking to identify potential product candidates through internal research programs.  We may seek to obtain rights to novel therapeutics from third parties.

We cannot be certain that we will identify any product candidates to co-develop, in-license or acquire.  If we do identify and enter into any such agreements regarding product candidates we cannot be certain such product candidates will produce commercially viable drugs that safely and effectively treat infectious diseases or other diseases.  Even if we or our collaborators are successful in completing clinical development and receiving regulatory approval for one commercially viable drug for the treatment of one disease, we cannot be certain that we or our collaborators will also be able to develop and receive regulatory approval for other drug candidates for the treatment of other forms of that disease or other diseases.  If we fail to develop and commercialize, independently and/or through collaborators, viable drugs, we will not be successful in developing a pipeline of potential product candidates to follow DIFICID, and our business prospects would be significantly harmed.

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

We rely on OBI for the development of one of our product candidates.

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

We cannot assure you that OBI will successfully advance the development of OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreement with MSKCC, the agreement may be terminated and we may not be able to re-assume our rights under the agreement.  If the agreement with MSKCC was terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-822/821.  Moreover, the addition of third party investors in OBI has diminished our ability to control OBI, and we may no longer maintain a controlling interest in OBI.  As a result, have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-822/821 and complies with its obligations under the MSKCC agreement.  Finally, OBI will need additional funds to further develop and commercialize OPT-822/821, and OBI may not be able to secure adequate funding or be able to do so on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-822/821, we will not receive milestone or royalty payments with respect to this product candidate, and the value of our OBI equity position would likely diminish. To the extent we provide funds to OBI through additional equity investments or otherwise, we may need to divert funds away from our operations which could adversely affect the development and/or commercialization of our products and product candidates.

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell DIFICID and any future approved product profitably.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our products and product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, including those from generic drug manufacturers.  Our ability to protect our product and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•                  others may be able to make compounds that are similar to our product and product candidates but that are not covered by the claims of our pending patent applications or owned or licensed patents, or for which we are not licensed under our license agreements;

•                  others may be able to make competing pharmaceutical formulations containing our product and product candidates or components of our product formulations that are either not covered by the claims of our owned or licensed patents, not licensed to us under our license agreements or are subject to patents that expire;

•                  we or our licensors might not have been the first to make the inventions covered by our patents and patent applications or the pending patent applications and issued patents of our licensors;

•                  we or our licensors might not have been the first to file patent applications for these inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  it is possible that our pending patent applications or our licensed patent applications will not result in issued patents;

•                  our pending patent applications or the pending patent applications and issued patents we own or license ~~of our licensors~~ may not provide us with any competitive advantages, may be designed around by our competitors, including generic drug companies, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•                 we may not develop additional proprietary technologies that are patentable; or

•                  the patents of others may have an adverse effect on our business.

In addition, to the extent we are unable to obtain and maintain patent protection for our products and product candidates or in the event such patent protection expires, it may no longer be cost effective to extend our portfolio by pursuing additional development of a product candidate for follow-on indications for any product.

We have 12 pending patent applications and five issued patents related to fidaxomicin from the United States Patent and Trademark Office or U.S.P.T.O.

These patents and patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter for fidaxomicin;

•                  composition of matter for fidaxomicin related substances and use for CDI;

•                  polymorphic forms (issued in U.S.);

•                  composition comprising a polymorphic form (issued in the U.S.);

•                  manufacturing processes (issued in the U.S.);

•                  treatment of diseases with fidaxomicin (issued in the U.S.);

•                  formulation; and

•                  fidaxomicin related compounds, including metabolites, e.g. OP-1118 (issued in the U.S.).

If we are unable to obtain a composition of matter patent, our competitors, including generic drug companies, may be able to design other similar formulations of the active ingredient of fidaxomicin.  Furthermore, our competitors, including generic drug companies, may be able to design around our existing patents and pending applications which may issue as patents for fidaxomicin. As a result, our competitors may be able to develop competing products.

We depend, in part, on our licensors and collaborators to protect a portion of our proprietary rights.  In such cases, our licensors and collaborators may be primarily or wholly responsible for the maintenance of patents and prosecution of patent applications relating to important areas of our business.  We may be dependent on Par to provide technical support for patent applications relating to fidaxomicin.  If Par fails to adequately protect fidaxomicin with issued patents, our business and prospects would be significantly harmed.

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

Although we have conducted searches of third-party patents with respect to DIFICID, these searches may not have identified all third-party patents relevant to this product and we have not conducted an extensive search of patents issued to third parties with respect to our product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer”, and “Optimer Pharmaceuticals”, we are aware that the name “Optimer” has been registered as a trademark with the U.S. PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

•                                    actual or anticipated variations in our quarterly operating results, including fidaxomicin sales and royalties, and our quarterly expenses;

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

•                                    failure of fidaxomicin to achieve commercial success;

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

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors were required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. At December 31, 2011, management and our independent auditors did not identify any material weaknesses in our internal controls over financial reporting. Our efforts to comply with Section 404 and related regulations have required, and continue to require, the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities consist of approximately 32,000 square feet of laboratory and office space in two facilities in San Diego, California, and 24,000 square feet of office space in Jersey City, New Jersey.  The leases for both San Diego facilities expired in November 2011 and were extended through July 2012, in anticipation of our move to a single facility scheduled for August 2012.  The lease for the facility in Jersey City expires approximately June 2018, subject to one five year renewal option.

We believe these facilities are adequate to meet our current needs and that additional space will be available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

We are not currently a party to any legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “OPTR” since February 9, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sale prices for our common stock reported by Nasdaq Global Select Market.

2011	High	Low
First Quarter	$13.00	$10.50
Second Quarter	$14.74	$11.75
Third Quarter	$17.95	$6.81
Fourth Quarter	$15.40	$10.00

2010	High	Low
First Quarter	$13.86	$11.10
Second Quarter	$12.98	$8.85
Third Quarter	$10.00	$7.68
Fourth Quarter	$11.87	$8.78

As of February 29, 2012, there were approximately 30 holders of record of our common stock.

Dividends

We have never paid or declared cash dividends on our capital stock. We currently intend to retain future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

Performance Measurement Comparison

The following stock performance graph illustrates a comparison of the total stockholder return on our common stock since February 9, 2007, which is the date our common stock first began trading on the Nasdaq Global Select Market, to two indices: the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The graph assumes an initial investment of $100 on February 9, 2007, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Optimer Pharmaceuticals Inc, the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

*$100 invested on2/9/07 in stock or 1/31/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Product revenue, net	$21,511	$—	$—	$—	$—
Licensing	122,749	—	—	—	—
Research grants and collaborative agreement	718	1,480	893	1,023	767
Total revenues	144,978	1,480	893	1,023	767

Operating expenses:
Cost of product sales	1,526	—	—	—	—
Cost of licensing	7,584	—	—	—	—
Research and development	43,085	32,797	34,417	30,206	41,569
Selling, general and administrative	87,144	17,551	9,074	7,964	7,399
Total operating expenses	139,339	50,348	43,491	38,170	48,968
Income (loss) from operations	5,639	(48,868)	(42,598)	(37,147)	(48,201)
Interest income and other, net	291	329	364	1,562	2,062
Consolidated net income (loss)	5,930	(48,539)	(42,234)	(35,585)	(46,139)
Net loss attributable to noncontrolling interest	1,892	1,199	142	—	—
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$7,822	$(47,340)	$(42,092)	$(35,585)	$(46,139)
Net income (loss) per share attributable to common stockholders - basic	$0.17	$(1.25)	$(1.30)	$(1.24)	$(2.12)
Net income (loss) per share attributable to common stockholders - diluted	$0.17	$(1.25)	$(1.30)	$(1.24)	$(2.12)
Weighted average shares outstanding - basic	45,622	37,830	32,469	28,683	21,715
Weighted average shares outstanding — diluted	46,369	37,830	32,469	28,683	21,715

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$110,579	$49,415	$38,185	$39,326	$58,806
Working capital	145,853	45,239	30,951	32,258	52,173
Total assets	182,023	52,020	40,656	42,295	60,786
Accumulated deficit	(214,993)	(222,814)	(175,475)	(133,382)	(97,698)
Noncontrolling interest	6,661	1,997	3,040	—	—
Total stockholders’ equity (deficit)	150,564	47,186	32,752	34,231	52,903

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

Overview

We are a global biopharmaceutical company currently focused on commercializing our antibiotic product DIFICID®(fidaxomicin) in the United States, and further developing other fixacomicin products in the United States and worldwide, both ourselves and with our partners and licensees.  DIFICID is indicated for the treatment of CDAD in adults 18 years of age or older, and is the first antibacterial drug to be approved in the United States for the treatment of CDAD in nearly 30 years. We are currently marketing DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc, or Cubist. In addition, in December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application, or MAA, for DIFICLIR™ (fidaxomicin) tablets for the treatment of adults suffering with CDAD in Europe.

In February 2011, we entered into an exclusive collaboration and license agreement with Astellas to develop and commercialize fidaxomicin in Europe, Africa and certain other countries in the Middle East and CIS which we refer to as the Astellas territory. In return for an exclusive license to fidaxomicin in the Astellas territory, Astellas paid to us an upfront cash payment of $69.2 million and we are eligible to receive additional cash payments totaling up to 115 million Euros upon the achievement of certain regulatory and commercial milestones. Of this amount, 40 million Euros will become due 30 days after the earlier to occur of launch in two major countries or six months after EMA approval of the MAA for DIFICLIR and 10 million Euros will become due 30 days after the launch of a fidaxomicin product in any country in the Astellas territory. Furthermore, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of fidaxomicin in the Astellas territory.  Astellas is responsible for all future costs associated with the development, regulatory approval and commercialization of fidaxomicin in the Astellas territory.  In connection with the collaboration and license agreement, we also entered into a supply agreement with Astellas pursuant to which we will be the exclusive supplier of DIFICID to Astellas in the Astellas territory and Astellas is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

In 2011, we established a commercial infrastructure to implement the commercialization of DIFICID in the U.S.  In addition, as part of our DIFICID launch strategy, in April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. Under the terms of the agreement, we will be responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and we agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) upon the commencement of the DIFICID sales program in the United States.  Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

We currently have made the decision to exit basic research.  However in the future we may develop additional product candidates using our proprietary technology, including our OPopS drug discovery platform. OPopS is a computer-aided technology that allows the development of potential drug candidates through carbohydrate mediated medicinal chemistry and enables the rapid synthesis of a wide variety of proprietary molecules. It includes GlycoOptimization, which enables the modification of a carbohydrate group on an existing drug to improve its properties, and De Novo Glycosylation, which introduces new carbohydrate groups on existing drugs to create new patentable compounds with improvement of pharmacokinetics.

We were incorporated in November 1998.  Since inception, we have focused on developing and commercializing DIFICID and other fidaxomicin products. We have incurred significant net losses since our inception.  As of December 31, 2011, we had an accumulated deficit of $215.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses, and more recently expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States.  We expect to incur operating losses for the next several years as we pursue the commercialization of DIFICID, as well as further development of

DIFICID, including conducting post-marketing studies for label expansion and to obtain approval in the U.S. for use of DIFICID for a prophylaxis indication, and further development, regulatory approval and commercialization of fidaxomicin worldwide.  We may also acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

Financial Operations Overview

Revenues

Our revenues depend on our ability to successfully commercialize DIFICID.  We began commercial sale of DIFICID in July 2011 and have begun to generate revenue on such sales. We sell DIFICID to three major wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation, and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities.

Prior to our launch of DIFICID in July 2011, we have generated revenues primarily as a result of various collaborations with pharmaceutical and biotechnology companies and grants from government agencies.  Revenues from license and collaboration agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before they are earned. Nonrefundable upfront payments and license fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. Milestone payments are generally recognized as revenue upon the achievement of the milestones as specified in the underlying agreement, assuming we meet certain criteria. Royalty revenues from the sale of DIFICID are recognized upon the sale of such products.

Cost and Expenses

Cost of Sales. Cost of sales consists primarily of royalty fees paid related to net sales of DIFICID. A significant portion of the cost of DIFICID sold during the year was expensed as research and development expenses when manufactured in the beginning of the year since DIFICID had not been approved by the FDA at that time.

Research and Development Expense. Research and development expense consists of expenses incurred in connection with identifying and developing our drug candidates and developing and advancing our drug discovery technology.  Our research and development expenses consist primarily of salaries and related employee benefits, costs associated with clinical trials managed by our CROs and costs associated with non-clinical research activities and regulatory approvals.  Our historical research and development expenses have resulted predominantly from our clinical trials of DIFICID, the development of our carbohydrate technology platforms, including OPopS, in-licensing fees and general research activities.  We charge all research and development expenses to operations as they are incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.  From inception through December 31, 2011, we incurred total research and development expenses of approximately $223.0 million.

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

We incurred $24.5 million, $22.5 million and $133.0 million of research and development expenses directly related to the development of DIFICID for the years ended December 31, 2011 and 2010, and cumulatively through December 31, 2011, respectively.  All other research and development expenses were for other clinical programs.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation, including stock-based compensation, related to our corporate operations and administrative employees, co-promotion costs relating to Cubist, and other expenses related to an allocated portion of facility cost, legal fees and other professional services expenses, and insurance costs.  We anticipate that the level of selling, general and administrative expenditures will increase as we increase our commercial infrastructure globally.

Interest Income (Expense) and Other, Net.  Interest income (expense) and other, net consists of interest earned on our cash, cash equivalents and short-term investments and other-than-temporary declines in the market value of available-for-sale securities and cash and non-cash interest charges related to bridge financings.

Net Operating Losses and Tax Credit Carryforwards.  As of December 31, 2011 we had federal, state and foreign net operating loss carryforwards of approximately $161.8 million, $185.6 million, and $7.7 million, respectively.  If not utilized, the net operating loss carryforwards will begin expiring in 2020 for federal purposes and 2015 for state purposes.  The foreign losses will begin expiring in 2020.  As of December 31, 2011, we had both federal and state research and development tax credit carryforwards of approximately $6.9 million and $3.8 million, respectively.  The federal tax credits will begin expiring in 2020 unless previously utilized and the state tax credits carryforward indefinitely.  As of December 31, 2011, we had a state manufacturer’s investment tax credit carryforward of approximately $47,000 which will begin to expire in 2012, unless previously utilized.  Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.

As of December 31, 2011, we have completed a Section 382/383 analysis regarding the limitation of the net operating losses and credit carryovers and determined that the entire amount of U.S. federal and state net operating losses and credit carryovers are available for utilization, subject to the annual limitation. Any carryforwards that will expire prior to utilization as a result of future limitation will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the unrecognized tax benefits will not impact the effective tax rate.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of December 31, 2011, inventories consist of $1.8 million in raw materials, $1.3 million in work in progress and $810,000 in finished goods.

Revenue Recognition

DIFICID is available only through three major wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation, and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities. We recognize revenue from product sales when persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of DIFICID upon delivery of product to the wholesalers.

During the year ended December, 2011, the $21.5 million in net product revenue to wholesalers reflected a total of 8,699 DIFICID treatments. 7,177 DIFICID treatments were shipped to hospitals, retail pharmacies and long-term care facilities.  As of December 31, 2011, 1,081 hospitals had ordered DIFICID with 501 hospitals covered by the Company and Cubist have placed DIFICID on their formularies.

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

Product Sales Allowances.   We establish reserves for prompt payment discounts and distribution fee for service arrangements with our contracted wholesalers, government rebates, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable.

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

Government Rebates and Chargebacks.   We estimate government mandated rebates and discounts relating to federal and state programs such as Medicaid, Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program, as well as with respect to certain other qualifying federal and state government programs.  We estimate the amount of these reductions based on historical trends for similar competitive products, until such time as DIFICID patient data, actual sales data and market research data related to payor mix has reached an established steady state.  These allowances are adjusted each period based on actual experience.

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

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon the sales pattern of DIFICID, management experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

Collaborations, Milestones and Royalties

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments underresearch and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) , such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

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

Stock-Based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  We used the modified prospective method and accordingly we did not restate the results of operations for the prior periods. Compensation expense of $11.8 million, $6.4 million and $2.8 million was recognized in the years ended December 31, 2011, 2010 and 2009, respectively.

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

Segment Reporting

Our management has determined that we operate in one business segment which is the development and commercialization of pharmaceutical products.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Total revenues for the years ended December 31, 2011 and 2010 were $145.0 million and $1.5 million, respectively. The increase of $143.5 million was primarily due to two milestone payments received or due to us from our Astellas collaboration. We received a $69.0 million upfront payment from Astellas in the first quarter of 2011 which payment was earned upon the delivery of the license and related know-how which occurred in the quarter ended March 31, 2011.  We also recorded a $53.6 million milestone payment for the EMA approval milestone receivable from Astellas which we expect to receive 30 days after the earlier to occur of six months after the EMA approval or Astellas’ launch in two major countries. Total revenues also included $21.5 million of net product revenue from the sale of DIFICID. Included in the net product revenue recognized are reductions for wholesaler fees, returns and allowances, prompt pay discounts and government rebates and chargebacks.

Cost and expenses

Cost of product sales.  Cost of product sales for the year ended December 31, 2011 primarily represents the 5% royalty due to Par on net sales of DIFICID in the United States.  A significant portion of the product cost of DIFICID sold during the year was expensed as research and development expense when manufactured in the first quarter of 2011 since DIFICID had not been approved by the FDA at that time.

Cost of licensing.  Cost of licensing represents a 6.25% royalty to Par based on the Astellas upfront payment as well as the receivable related to the EMA approval milestone. We did not have a similar expense in the prior year.

Research and development expense.  Research and development expense for the years ended December 31, 2011 and 2010 was $43.1 million and $32.8 million, respectively, an increase of $10.3 million. The increase was primarily due to higher health economics and outcomes research, medical affairs, pharmacovigilance, publication expenses as well are higher research and development expense by OBI for its Phase 2/3 breast cancer clinical trial. The increase was partially offset by a $5.0 million milestone payment due to Par in 2010 for the successful completion of the second DIFICID Phase 3 trial.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2011 and 2010 was $87.1 million and $17.6 million respectively, an increase of $69.5 million. The increase was primarily due to the build-up of our commercial infrastructure for the launch of DIFICID as well as a significant increase in related marketing expenses in 2011.  We hired approximately 100 hospital account managers in mid-2011 which significantly increased our compensation expenses and related personnel costs. In addition, we expensed $6.6 million related to the Cubist service fee as part of our co-promotion agreement.

Interest income and other, net. Interest income and other, net of $291,000 for the year ended December 31, 2011 was relatively consistent with the $329,000 for the year ended December 31, 2010.

Comparison of Years Ended December 31, 2010 and 2009

Revenues

Total revenues for the years ended December 31, 2010 and 2009 were $1,480,000 and $893,000, respectively.  The increase of $587,000, or 66%, was primarily due to a milestone payment received from Cempra Pharmaceuticals for the completion of its Phase 1 study for the treatment of respiratory infections.

Expenses

Research and Development Expense.  Research and development expense for the years ended December 31, 2010 and 2009 was $32,798,000 and $34,417,000, respectively.  The decrease of $1,619,000, or 5%, was due primarily to a decrease in DIFICID development expenses and manufacturing set-up expenses reimbursable to Biocon incurred in the prior year. The decrease was offset by a $5.0 million milestone to Par for the successful completion of the second DIFICID Phase 3 trial and the regulatory filing fee for the DIFICID NDA.

Selling, general and administrative expense. Selling, general and administrative expense for the year ended December 31, 2010 and 2009 was $17.6 million and $9.1 million respectively, an increase of $8.5 million. The increase was primarily due to increased market research and pre-commercial launch commercialization efforts related to our DIFICID program as well as higher consulting, recruitment and compensation expenses which included $4.7 million of stock compensation expense, an increase of $3.1 million over the same period in the prior year.

Interest Income and Other, net.  Net interest income and other of $329,000 for the year ended December 31, 2010 was relatively consistent with the $364,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our collaboration with Astellas and subsequent launch of DIFICID in July 2011, our operations have been financed primarily through the sale of equity securities.  Through December 31, 2011, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock in various private and public financing transactions.

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

Cash Flows

As of December 31, 2011, cash, cash equivalents and short-term investments totaled approximately $110.6 million as compared to $49.4 million as of December 31, 2010, an increase of approximately $61.2 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to the net $73.1 million raised in a public offering of our common stock in February 2011 and a $69.2 million upfront payment from Astellas in March 2011 in connection with a collaboration and license agreement for DIFICID offset by the use of cash for our operating expenses. Additionally, in February 2011, OBI raised approximately $15.5 million in gross proceeds in a private placement of common shares.  Of our consolidated cash, cash equivalents and short-term investments, $14.9 million was held by OBI as of December 31, 2011.

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

In February 2011, we entered into a collaboration and license agreement with Astellas pursuant to which we granted to Astellas an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in the Astellas territory. Under the terms of the license agreement with Astellas, Astellas paid to us an upfront fee of $69.2 million. We are eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones. 40 million Euros is due 30 days after the earlier to occur of launch of fidaxomicin in two major countries or six months after EMA approval of the MMA for DIFICLIR, which occurred in December 2011 and 10 million Euros will become due 30 days after the launch of a fidaxomicin in any Astellas territory.  We currently expect to receive these two milestone payments no later than mid-2012.  In addition, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

In June 2011, we entered into a commercial manufacturing services agreement with Patheon Inc. to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  We agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

In May 2010, we entered into a long-term supply agreement with Biocon Limited, or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.

In February 2007, we regained worldwide rights to fidaxomicin from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for our successful completion of the second Phase 3 trial for fidaxomicin.  We are obligated to pay Par a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, we are required to pay Par a 6.25% royalty on net revenues we receive from licensees of our right to market fidaxomicin in the rest of the world.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, we paid Par a $4.3 million royalty payment associated with the upfront payment we received under the Astellas agreement.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                                    our ability to successfully market and sell DIFICID in the United States and other fidaxomicin products in countries outside the United States;

•                                    the costs of establishing, maintaining and managing our commercial infrastructure, including our sales or distribution capabilities and the timing of such efforts;

•                                    the amount and timing of payments we may receive or be required to make under strategic collaborations, including licensing, co-promotion and other arrangements;

•                                    our decision to partner or license fidaxomicin or commercialize fidaxomicin ourselves in countries outside the United States and the Astellas territory;

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

We believe that our existing cash and cash equivalents plus the two milestone payments from Astellas will be sufficient to meet our capital requirements for at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, revenues from sales of DIFICID in the United States and revenues from existing and future collaboration agreements.  In addition, we may finance future cash needs through the sale of additional equity securities, strategic collaboration agreements and debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.  The credit markets continue to be volatile, which volatility has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our planned commercialization activities and development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or negotiate less favorable terms for rights to our products or product candidates than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligations	$23,541	$1,578	$4,899	$7,898	$9,166

Our facilities currently consist of laboratory and office space in two facilities in San Diego, California, and office space in Jersey City, New Jersey.  Our operating leases for our San Diego facilities have an original expiration of November 2011 but were extended through July 2012.  We plan to consolidate our San Diego offices and in December 2011, we entered into an operating lease agreement for laboratory and office space in San Diego for a 10-year lease term with a two five- year renewal option. We expect to move in the new facility in August 2012. The operating lease in New Jersey is subject to a one five-year renewal option.

We had firm purchase order commitments for the acquisition of inventory from Biocon and Patheon as of December 31, 2011 and 2010 of $1.0 million and zero, respectively.

Pursuant to our co-promotion with Cubist, we are obligated to pay a quarterly fee of $3.75 million ($15.0 million per year) beginning in July 2011, the commencement of the sale program of DIFICID in the United States.  As of December 31, 2011, approximately $26.3 million of the fee remains to be paid.

The contractual obligations table does not include (a) potential future milestone payments to Cempra in the amount of $1.0 million due upon the regulatory approval of each of the first two products we develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, or (b) potential future milestone payments of up to $11.1 million to TSRI due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval.  We may also be required to pay royalties on any net sales of fidaxomicin and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of December 31, 2011 consisted primarily of money market funds and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the year ended December 31, 2011 would have resulted in an approximately $37,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

In addition, certain transactions related to us and our subsidiary, OBI, are denominated primarily in Taiwan dollars.  We also recently established a subsidiary in Canada, Optimer Pharmaceuticals Canada, Inc. and we expect Optimer Canada’s transactions to be denominated primarily in Canadian dollars.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar, the New Taiwan dollar and the Canadian dollar.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. In anticipation of a 40 million Euro milestone payment from Astellas when we received the EMA approval of fidaxomicin, we entered in a forward contract to limit our foreign currency exposure to Euro. And thus, we do not expect the impact of fluctuations in the relative fair value of the Euro to be material to our results of operations.

Item 8.    Financial Statements and Supplementary Data

Our financial statements required by this item are attached to this Report beginning on page 62.

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

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2011.

(b)          Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and

Stockholders of Optimer Pharmaceuticals, Inc.

We have audited Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Optimer Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Optimer Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Optimer Pharmaceuticals, Inc. and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Diego, California
March 8, 2012

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011 pursuant to Regulation 14A (the “Proxy Statement”) for our annual meeting of stockholders to be held on May 9, 2012, and certain information included in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description of Document
3.1	(2)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(5)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(1)	Investors’ Rights Agreement by and among Optimer Pharmaceuticals, Inc. and certain investors listed therein dated November 30, 2005, as amended and restated.
4.3	(6)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(1)*	Master Services Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(3)*	License Agreement between Optimer Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research, dated July 31, 2002, as amended.
10.3	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute, dated July 23, 1999.
10.4	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute, dated May 30, 2001.
10.5	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute, dated June 1, 2004.
10.6	(2)	Building Lease between Optimer Pharmaceuticals, Inc. and Pacific Sorrento Technology Park, dated May 1, 2001, as amended.
10.7	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.8	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach, dated October 6, 2005.
10.9	(9)+	Offer letter between Optimer Pharmaceuticals, Inc. and John D. Prunty, dated May 10, 2006, as amended.
10.10	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Tessie M. Che, dated August 30, 2001.
10.11	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Youe-Kong Shue, dated February 18, 2000.
10.12	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.
10.13	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.14	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.15	(16)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc., as amended.
10.16	(5)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.17	(2)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc., dated January 19, 2007.
10.18	(7)	Office Lease, dated August 18, 2008, by and between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC, as amended.
10.19	(8)+	Optimer Pharmaceuticals, Inc. Severance Benefit Plan.
10.20	(10)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.21	(10)*	Intellectual Property Assignment and License Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated October 30, 2009.
10.22	(10)	Financing Agreement between Optimer Pharmaceuticals, Inc. Optimer Biotechnology, Inc. and certain investors named therein, dated October 30, 2009, as amended.
10.25	(12)+	Offer letter between Optimer Pharmaceuticals, Inc. and Pedro Lichtinger, dated May 5, 2010.

10.26	(17)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kurt Hartman, dated November 12, 2010.
10.27	(17)+	Offer letter between Optimer Pharmaceuticals, Inc. and Gregory Papaz, dated December 20, 2010.
10.28	(12)+	Separation and Consulting Agreement between Optimer Pharmaceuticals, Inc. and Michael N. Chang, dated May 5, 2010.
10.29	(4)	Compensation Agreement between Optimer Pharmaceuticals, Inc. and AFOS, LLC, dated July 22, 2010.
10.30	(14)*	API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated May 18, 2010.
10.31	(17)+	Offer letter between Optimer Pharmaceuticals, Inc. and Linda Amper, dated January 18, 2011.
10.32	(22)+	Optimer Pharmaceuticals,Inc Amended and Restated Severance Benefit Plan.
10.33	(14)	First Amendment to Office Lease between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC, dated May 3, 2010.
10.34	(17)	Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated December 21, 2010.
10.35	(17)	Office Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated February 9, 2011.
10.36	(15)	First Amendment to Financing Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated February 28, 2011.
10.37	(18)*	Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd., dated February 2, 2011.
10.38	(18)*	Supply Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd., dated February 2, 2011.
10.39	(22)	Optimer Pharmaceuticals, Inc. Incentive Compensation Plan.
10.40	(20)	Amendment Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe, Ltd., dated March 29, 2011.
10.41	(20)*	Co-Promotion Agreement between Optimer Pharmaceuticals, Inc. and Cubist Pharmaceuticals, Inc., dated April 5, 2011.
10.42	(20)	First Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated May 4, 2011.
10.43	(20)*	Manufacturing Services Agreement between Optimer Pharmaceuticals, Inc. and Patheon Inc., dated June 1, 2011.
10.44	(20)+	2006 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units.
10.45	(21)	Second Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated July 5, 2011.
10.46	(21)	Second Amendment to Office Lease between Optimer Pharmaceuticals, Inc. and Trizec Sorrento Towers, LLC, dated July 26, 2011.
10.47	(21)	Second Lease Extension and Addendum between Optimer Pharmaceuticals, Inc. and HELF Sorrento, LLC, dated July 26, 2011.
10.48	(21)	Third Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated September 30, 2011.
10.59	(21)+	Form of Restricted Stock Unit Grant Notice and Agreement for shares of Optimer Biotechnology, Inc.
10.50		Separation Agreement between Optimer Pharmacueuticals, Inc. and Tessie M. Che, dated January 10, 2012.
10.51		Lease Agreement between Optimer Pharmaceuticals, Inc. and ARE-SD Region No. 33, LLC, dated December 15, 2011.
21.1		Subsidiaries of Optimer Pharmaceuticals, Inc.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on July 22, 2010.
(5)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(6)	Filed with the Registrant’s Current Report on Form 8-K on October 29, 2007.
(7)	Filed with the Registrant’s Current Report on Form 8-K on August 21, 2008.
(8)	Filed with the Registrant’s Current Report on Form 8-K on October 8, 2008.
(9)	Filed with the Registrant’s Annual Report on Form 10-K on March 12, 2009.
(10)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2009.
(11)	Filed with the Registrant’s Current Report on Form 8-K on May 6, 2010.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 4, 2010.
(13)	Filed with the Registrant’s Current Report on Form 8-K on February 10, 2011.
(14)	Filed with the Registrant’s Current Report on Form 8-K on March 2, 2011.
(15)	Filed with the Registrant’s Current Report on Form 8-K on June 10, 2011.
(16)	Filed with the Registrant’s Current Report on Form 10-K on March 10, 2011.
(17)	Filed with the Registrant’s Current Report on Form 10-Q on May 6, 2011.
(18)	Filed with the Registrant’s Current Report on Form 8-K on April 29, 2011.
(19)	Filed with the Registrant’s Current Report on Form 10-Q on August 4, 2011.
(20)	Filed with the Registrant’s Current Report on Form 10-Q on November 3, 2011.
(22)	Filed with the Registrant’s Current Report on Form 8-K on February 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: March 8, 2012	By:	/s/ Pedro Lichtinger
	Name:	Pedro Lichtinger
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PEDRO LICHTINGER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2012
Pedro Lichtinger

/s/ JOHN D. PRUNTY	Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2012
John D. Prunty

/s/ MICHAEL N. CHANG	Chairman	March 8, 2012
Michael N. Chang

/s/ ANTHONY E. ALTIG	Director	March 8, 2012
Anthony E. Altig

/s/ MARK AUERBACH	Director	March 8, 2012
Mark Auerbach

/s/ JOSEPH Y. CHANG	Director	March 8, 2012
Joseph Y. Chang

/s/ PETER E. GREBOW	Director	March 8, 2012
PETER E. GREBOW

/s/ HENRY A. MCKINNELL	Director	March 8, 2012
Henry A. McKinnell

/s/ ROBERT L. ZERBE	Director	March 8, 2012
Robert L. Zerbe

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Optimer Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimer Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 8, 2012

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,787,512	$19,861,924
Short-term investments	78,791,066	29,553,506
Trade accounts receivable, net	6,563,645	—
Accounts receivable, other	52,289,290	53,552
Inventory	3,947,380	—
Prepaid expenses and other current assets	3,781,830	463,307
Total current assets	177,160,723	49,932,289
Property and equipment, net	2,590,715	697,683
Long-term investments	882,000	882,000
Other assets	1,389,734	508,190
Total assets	$182,023,172	$52,020,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,860,462	$2,307,820
Accrued liabilities	21,447,544	2,385,046
Total current liabilities	31,308,006	4,692,866
Deferred rent	151,141	141,138
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,689,951 shares and 39,278,965 shares issued and outstanding at December 31, 2011 and 2010, respectively	46,690	39,279
Additional paid-in capital	358,895,471	267,665,732
Accumulated other comprehensive income (loss)	(46,725)	298,850
Accumulated deficit	(214,992,783)	(222,814,407)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	143,902,653	45,189,454
Noncontrolling interest	6,661,372	1,996,704
Total stockholders’ equity	150,564,025	47,186,158
Total liabilities and stockholders’ equity	$182,023,172	$52,020,162

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009

Revenues:
Product revenue, net	$21,511,037	$—	$—
Licensing	122,749,000	—	—
Research grants and collaborative agreement	718,336	1,480,362	892,644
Total revenues	144,978,373	1,480,362	892,644
Cost and expenses:
Cost of product sales	1,525,798	—	—
Cost of licensing	7,584,353	—	—
Research and development	43,085,307	32,797,672	34,416,983
Selling, general and administrative	87,144,257	17,550,883	9,073,898
Total operating expenses	139,339,715	50,348,555	43,490,881
Income (loss) from operations	5,638,658	(48,868,193)	(42,598,237)
Interest income and other, net	290,870	329,290	363,998
Consolidated net income (loss)	5,929,528	(48,538,903)	(42,234,239)
Net loss attributable to noncontrolling interest	1,892,096	1,199,161	141,682
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$7,821,624	$(47,339,742)	$(42,092,557)
Net income (loss) per share attributable to Optimer Pharmaceuticals, Inc. common stockholders - basic	$0.17	$(1.25)	$(1.30)
Net income (loss) per share attributable to Optimer Pharmaceuticals, Inc. common stockholders - diluted	$0.17	$(1.25)	$(1.30)
Shares used to compute net income (loss) per share attributable to common stockholders - basic	45,622,168	37,830,452	32,468,702
Shares used to compute net income (loss) per share Attributable to common stockholders - diluted	46,369,683	37,830,452	32,468,702

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-	Accumulated other comprehensive	Accumulated	Noncontrolling
	Shares	Amount	in capital	income (loss)	deficit	Interest	Total
Balance at December 31, 2008	29,716,751	$29,717	$167,544,806	$38,088	$(133,382,108)	$—	$34,230,503
Issuance of common stock upon exercise of options	125,430	125	145,050	—	—	—	145,175
Issuance of common stock during the registered direct offerings, net	3,252,366	3,252	32,865,715	—	—	—	32,868,967
Issuance of common stock pursuant to employee stock purchase plan	44,826	45	382,246	—	—	—	382,291
Compensation expense related to grants of consultant stock options	—	—	89,395	—	—	—	89,395
Employee stock based compensation	—	—	2,718,597	—	—	—	2,718,597
Sale of investment in subsidiary to non-controlling interest			1,369,105			3,165,906	4,535,011
Comprehensive loss:
Unrealized gain on short-term investment	—	—	—	13,959	—	—	13,959
Foreign currency translation adjustment	—	—	—	(13,984)	—	15,932	1,948
Net loss	—	—	—	—	(42,092,557)	(141,682)	(42,234,239)
Comprehensive loss						(125,750)	(42,218,332)
Balance at December 31, 2009	33,139,373	33,139	205,114,914	38,063	(175,474,665)	3,040,156	32,751,607
Issuance of common stock upon exercise of options	552,253	552	1,171,550	—	—	—	1,172,102
Issuance of common stock during the public offerings, net	4,887,500	4,888	51,203,837	—	—	—	51,208,725
Issuance of common stock pursuant to employee stock purchase plan	49,077	49	422,481	—	—	—	422,530
Issuance of common stock for consulting services	585,762	586	3,377,331	—	—	—	3,377,917
Compensation expense related to grants of consultant stock options and awards	65,000	65	2,121,984	—	—	—	2,122,049
Employee stock based compensation	—	—	4,253,635	—	—	—	4,253,635
Comprehensive loss:
Unrealized loss on short-term investment	—	—	—	(3,020)	—	—	(3,020)
Foreign currency translation adjustment	—	—	—	263,807	—	155,709	419,516
Net loss	—	—	—	—	(47,339,742)	(1,199,161)	(48,538,903)
Comprehensive loss						(1,043,452)	(48,122,407)
Balance at December 31, 2010	39,278,965	39,279	267,665,732	298,850	(222,814,407)	1,996,704	47,186,158
Issuance of common stock upon exercise of options	347,803	347	1,858,738	—	—	—	1,859,085
Issuance of common stock during the public offerings, net	6,900,000	6,900	73,151,057	—	—	—	73,157,957
Issuance of common stock pursuant to employee stock purchase plan	71,650	72	640,150	—	—	—	640,222
Issuance of common stock upon exercise of warrants	91,533	92	999,907	—	—	—	999,999
Issuance of common stock for consulting services and other	—	—	2,793,513	—	—	491,761	3,285,274
Employee stock based compensation	—	—	11,786,374	—	—	—	11,786,374
Sale by subsidiary of common stock to non-controlling interest	—	—	—	—		6,194,192	6,194,192
Comprehensive income:
Unrealized gain on short-term investment	—	—	—	119,789	—	—	119,789
Foreign currency translation adjustment	—	—	—	(465,364)	—	(129,189)	(594,553)
Net income (loss)	—	—	—	—	7,821,624	(1,892,096)	5,929,528
Comprehensive income:	—	—	—	—		(2,021,285)	5,454,764
Balance at December 31, 2011	46,689,951	$46,690	$358,895,471	$(46,725)	$(214,992,783)	$6,661,372	$150,564,025

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009

Operating activities
Consolidated net income (loss)	$5,929,528	$(48,538,903)	$(42,234,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525,008	306,718	216,783
Stock based compensation	11,786,374	6,375,684	2,807,992
Issuance of common stock for consulting services and other	3,285,274	3,377,917	—
Deferred rent	10,003	(112,336)	1,970
(Gain) Loss on disposal of assets	21,681	(25,511)	20,267
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,563,645)	—	—
Accounts receivable, other	(52,289,290)	30,612	127,135
Inventory	(3,947,380)	—	—
Prepaid expenses and other current assets	(3,264,971)	(130,612)	200,676
Other assets	(881,544)	(9,428)	(512)
Accounts payable and accrued expenses	26,615,140	(2,958,043)	(162,582)
Net cash used in operating activities	(18,773,822)	(41,683,902)	(39,022,510)

Investing activities
Purchases of short-term investments	(91,279,751)	(55,284,340)	(28,567,298)
Sales or maturity of short-term investments	42,165,000	46,845,000	30,153,000
Purchase of property and equipment	(2,439,718)	(305,992)	(215,763)
Net cash provided (used) in investing activities	(51,554,469)	(8,745,332)	1,369,939

Financing activities
Proceeds from sale of common stock	76,657,262	52,803,357	33,396,433
Proceeds from sale of subsidiary common stock	6,194,192	—	4,535,011
Net cash provided by financing activities	82,851,454	52,803,357	37,931,444
Effect of exchange rate changes on cash and cash equivalents	(597,575)	433,473	(3,425)
Net increase in cash and cash equivalents	11,925,588	2,807,596	275,448
Cash and cash equivalents at beginning of year	19,861,924	17,054,328	16,778,880
Cash and cash equivalents at end of year	$31,787,512	$19,861,924	$17,054,328

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                  Organization and Summary of Significant Accounting Policies

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. The Company has a majority-owned subsidiary, Optimer Biotechnology, Inc. (“OBI”), which is incorporated and located in Taiwan. In October 2009, Optimer sold 40% of its equity interest in OBI. Prior to the sale, OBI was a wholly owned subsidiary of Optimer.  In October 2011, Optimer also established a wholly-owned subsidiary, Optimer Pharmaceuticals Canada, Inc., which is incorporated and located in Canada.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently has one anti-infective product, DIFICID™ (fidaxomicin), which is approved in the United States for the treatment of Clostridium difficile -associated diarrhea (“CDAD”) and is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its majority owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive income/(loss) in the consolidated statement stockholders’ equity.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method. As of December 31, 2011, cash, cash equivalents and short-term investments totaled approximately $110.6 million of which $14.9 million was held by OBI.

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

The Company’s accounts receivable consists of amounts due from customers for the sales of DIFICID.  The following table sets forth distribution customers who represented 10% or more of gross revenues for the year ended December 31, 2011:

2011
Amerisource Bergen Drug Corporation	23%
Cardinal Health	43%
McKesson	30%
96%

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts and any allowance for doubtful accounts. Reserves for other sales related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in our condensed consolidated balance sheet. The allowance for prompt pay and service fee was $1.6 million and none at December 31, 2011 and 2010, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method. The Company expenses costs relating to the production of inventory in the period incurred until such time as the product receives regulatory approval, at which point the Company begins to capitalize the inventory costs related to the product.  Prior to the FDA approval of DIFICID for commercial sale in July 2011, all production costs related to DIFICID were expensed to research and development.  Subsequent to receiving FDA approval, costs related to the production of DIFICID are capitalized to inventory, including the cost of converting previously existing raw materials to inventory and labeling and packaging inventory manufactured prior to approval whose cost had already been recorded as research and development expense.  Until the Company sells the inventory for which a portion of the costs were previously expensed, the carrying value of the inventories and the cost of product sales will reflect only incremental costs incurred subsequent to the approval date. The Company continues to expense costs associated with clinical trial material as research and development expense.

As of December 31, 2011, inventories consist of:

Raw materials	$1,815,696
Work in process	1,321,763
Finish goods	809,921
$3,947,380

Foreign Currency Translation

The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments and accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.  The fair value of available-for-sale securities is based upon quoted market prices for those securities.

Derivatives

The Company may use derivatives to manage foreign currency risk and interest rate risk and not for speculative or trading purposes. The Company’s objective is to reduce the risk to earnings and cash flows associated with changes in foreign currency exchange rates. Gains and losses resulting from changes in the fair values of those derivative instruments are recorded to earnings or other comprehensive income (loss) depending on the use of the derivative instrument and whether it qualifies for hedge accounting.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years.  Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  Assets and liabilities that are part of a disposed group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Company has not recognized any impairment losses through December 31, 2011.

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

Revenue Recognition

DIFICID is available through three major wholesalers and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities. The Company recognizes revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of DIFICID upon delivery of product to the wholesalers.

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

Allowances against receivable balances primarily relate to prompt payment discounts and distribution fee for service arrangements with our contracted wholesalers and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

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

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company estimates product returns based upon the sales pattern of DIFICID, management experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the year ended December 31, 2011, provisions for product sales allowances reduced gross product sales as follows:

Total gross product sales	$24,357,200

Prompt pay and other discounts	(2,004,689)
Government rebates and chargebacks	(476,116)
Returns and allowances	(365,358)
Product sales allowance	$(2,846,163)
Total product sales, net	$21,511,037

Total product sales allowances as a percent of gross product sales	11.7%

Collaborations, Milestones and Royalties

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones at the inception of a collaboration agreement.

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

For collaboration agreements with multiple deliverables, the Company recognizes collaboration revenues by analyzing each element of the agreement to determine if it is to be accounted for as a separate element or single unit of accounting. If an element is to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for that element are applied to determine when revenue is to be recognized. If an element is not to be treated separately for revenue recognition purposes, the revenue recognition principles most appropriate for the bundled group of elements are applied to determine when revenue is to be recognized.

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

In February 2011, the Company entered into a collaboration and license agreement with Astellas Pharma Europe Ltd. (“Astellas”).  Under the terms of the license agreement with Astellas, Astellas paid the Company an upfront fee of $69.2 million. And in December 2011, we recorded a $53.6 million or 40 million Euros upon the approval of European Marketing Authorization (“EMA”). The Company is also eligible to receive additional payments under the collaboration and license agreement upon the achievement of specified regulatory and commercial milestones and contingent events.  The Company has assessed the revenue recognition method for the achievement of the milestones at the inception of the arrangement using the milestone method.

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

Stock-Based Compensation

The Company recognizes in its financial statements the share-based payment transactions with employees and consultants based on their fair value and recognized as compensation expense over the vesting period.  Compensation expense of $11.8 million, $6.4 million and $2.8 million was recognized in the years ended December 31, 2011, 2010 and 2009, respectively.

Employee stock-based compensation expense is estimated as of the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model and the fair value of its stock awards based on the quoted market price of its common stock.

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

The Company also grants awards to non-employees and determine the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is completed.

Equity instruments issued to non-employees are recorded at their fair value, are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, is required to be reported, net of their related tax effect, to arrive at comprehensive income (loss). As of December 31, 2011, the cumulative unrealized gain on investments and the cumulative loss on foreign currency translation adjustment was $119,789 and $(166,514), respectively. As of December 31, 2010, the cumulative unrealized loss on investments and the cumulative gain on foreign currency adjustment was $(3,020) and $301,870, respectively.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents.  Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

	Years Ended December 31,
	2011	2010	2009
Historical
Numerator:
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$7,821,624	$(47,339,742)	$(42,092,557)
Denominator:
Weighted average common shares outstanding - basic	45,622,168	37,830,452	32,468,702
Effect of dilutive securities:
Restricted stock	—	—	—
Stock award common share equivalents	747,515	—	—
Weighted average number of shares of common stock — diluted	46,369,683	37,830,452	32,468,702
Net income (loss) attributable to common stockholders per share — basic	$0.17	$(1.25)	$(1.30)
Net income (loss) attributable to common stockholders per share — diluted	$0.17	$(1.25)	$(1.30)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Common stock options	3,706,708	3,589,626	2,466,751
Common stock warrants	—	91,533	91,533
Total	3,706,708	3,681,159	2,558,284

Segment Reporting

The Company’s management has determined that it operates in one business segment which is the development and commercialization of pharmaceutical products.

Recently Issued Accounting Pronouncements

The FASB issued the following accounting amendments:

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

2.                                  Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$31,787,512	$—	$—	$31,787,512
Marketable securities	—	78,791,066	—	78,791,066
Auction rate preferred securities	—	—	882,000	882,000
Other assets — forward contracts not designated as hedges	—	1,752,006	—	1,752,006
	$31,787,512	$80,543,072	$882,000	$113,212,584

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (1) (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$19,861,924	$—	$—	$19,861,924
Marketable securities	—	29,553,506	—	29,553,506
Auction rate preferred securities	—	—	882,000	882,000
	$19,861,924	$29,553,506	$882,000	$50,297,430

(1)   During 2011, the Company changed how it categorizes amounts within the fair value hierarchy and thus, the amounts now reported as Level 2 fair value instruments at December 31, 2010 were previously shown as Level 1 and have been reclassified.

Level 1:	Quoted prices in active markets for identical assets and liabilities; or
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or
Level 3:	Unobservable inputs.

Marketable Securities.  With the exception of auction rate securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendor’s pricing processes are deemed to be observable.

The fair value of U.S. Treasury securities and government-related securities, and corporate bonds are generally determined using standard observable inputs, including reported trades, quoted market prices, and broker/dealer quotes.

The fair value of preferred auction rate securities (ARPS”) is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and expected holding period of the ARPS. The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate the security in the near term. The ARPS does not have observable inputs and thus the ARPS is included in Level 3.

Derivative Instruments. Derivative instrument includes a forward contract to manage foreign exchange risk for certain transactions denominated in a foreign currency. The forward contract is valued using standard calculation that is primarily based on observable inputs, such as foreign currency exchange rates and thus the forward contract is included in Level 2.  For the year ended December 31, 2011, included in its interest income and other, net, the Company recognized a gain of $1.8 million on its forward contract.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2011	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at December 31, 2011	$882,000

Change in unrealized gains (losses) included in net loss related to assets still held	$—

3.           Short-Term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices.

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency bonds	$69,241,792	$106,347	$—	$69,348,139
Corporate bonds	9,429,485	13,442	—	9,442,927
	$78,671,277	$119,789	$—	$78,791,066

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency bonds	$26,542,210	$2,311	$(4,924)	$26,539,597
Corporate bonds	3,014,319	23	(433)	3,013,909
	$29,556,529	$2,334	$(5,357)	$29,553,506

None of the investments had a net unrealized loss positions as of December 31, 2011.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2011, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$78,671,277	$78,791,066

The weighted average maturity of short-term investments as of December 31, 2011 and 2010, was approximately seven months and four months, respectively.

Evaluating Investments for Other-than Temporary Impairments

The Company considers a number of factors to determine whether the decline in value in its investments is other than temporary, including the length of time and the extent of which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, except for the ARPS, on which the Company recorded as an other temporary impairment in 2008, the Company has not identified any other than temporary impairment.

4.           Property and Equipment

Property and equipment is stated at cost and consists of the following:

	December 31,
	2011	2010
Equipment	$3,098,431	$2,294,784
Furniture and fixtures	226,362	211,295
Leasehold improvements	1,282,138	1,288,714
Computer equipment and software	1,579,514	495,971
	6,186,445	4,290,764
Less accumulated depreciation and amortization	(3,595,730)	(3,593,081)
Total property and equipment, net	$2,590,715	$697,683

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which typically is five years.  Leasehold improvements and assets acquired under capital leases are amortized over their estimated useful life or the related lease term, whichever is shorter.

The recorded depreciation expense of $525,008, $306,718, and $216,783 in the years ended December 31, 2011, 2010 and 2009, respectively.

5.     Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2011	2010
Accrued preclinical and clinical expenses	$975,589	$262,399
Accrued research services	—	151,751
Accrued legal fees	393,672	61,967
Accrued salaries, wages and benefits	6,955,837	1,872,191
Accrued royalties	3,886,180	—
Reserved for product returns, rebates and chargebacks	735,256	—
Accrued service fees for Cubist	3,220,421	—
Accrued inventory in transit	1,089,531	—
Other accrued liabilities	4,191,058	36,738
Total accrued liabilities	$21,447,544	$2,385,046

6.     Collaborative Agreements

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

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) beginning upon the commencement of the sales program of DIFICID in the United States. Except for the first quarterly payment which the Company paid in advance, all subsequent payments are paid in arrears. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.

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

In June 2011, the Company began its quarterly payments of $3.75 million to Cubist which the Company started expensing as a selling, general and administrative expense in the third quarter of 2011 in connection with the launch of DIFICID.

Astellas Pharma Europe Ltd.

In February 2011, the Company entered into a collaboration and license agreement with Astellas pursuant to which the Company granted to Astellas an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize DIFICID in Europe, and certain other countries in the Middle East, Africa and the Commonwealth of Independent States (“CIS”). In March 2011, the parties amended the agreements to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the Astellas territories). Under the terms of the agreement, Astellas has agreed to use commercially reasonable efforts to develop and commercialize DIFICID in the Astellas territory at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to DIFICID in the Astellas territory.  The Company and Astellas may also agree to collaborate in, and share data resulting from, global development activities with respect to DIFICID, in which case the Company and Astellas will be obligated to co-fund such activities.  In addition, under the terms of the agreement, Astellas granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas and its sublicensees in the course of developing DIFICID and controlled by Astellas or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of DIFICID outside the Astellas territory and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the Astellas territory.  In addition, under the terms of a supply agreement entered into between the Company and Astellas on the same date, the Company will be the exclusive supplier of DIFICID to Astellas for Astellas’ development and commercialization activities in the Astellas territory during the term of the supply agreement, and Astellas is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement with Astellas, in March 2011, Astellas paid the Company an upfront fee of $69.2 million. The Company is eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by Astellas of specified regulatory and commercial milestones and contingent events. Of this amount, 40 million Euros will become due 30 days subsequent to the earlier to occur of launch in two major countries or six months after EMA approval and 10 million Euros will become payable to the Company upon the launch in any country in the Astellas territory. In December 2011, the Company received an approval from the EMA for DIFICLIR™ (fidaxomicin) tablets and thus recorded the 40 million Euro milestone as a receivable in the fourth quarter of 2011.  The Company entered into a forward contract in order to limit the Company’s foreign currency exposure. The Company is eligible to receive additional milestone payments totaling up to 65 million Euros upon the achievement of certain commercial milestones.

When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on its performance or on the occurrence of a separate outcome resulting from its performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.  Based on the Company’s assessment process it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty as to whether or not the milestones will be met and the achievement of the milestones is based in part on the occurrence of a separate outcome resulting from its performance.  In addition, the Company will be entitled to receive escalating double- digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the Astellas territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, it determined that the upfront payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

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

Par Pharmaceuticals, Inc.

The Company holds worldwide rights to DIFICID.  In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of DIFICID in the rest of the world.  In addition, in the event the Company licenses its right to market DIFICID in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to DIFICID.  The Company is obligated to pay each of these royalties, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the Astellas agreement.  In the fourth quarter of 2011, the Company also recorded $3.3 million in royalties related to the $53.6 million EMA approval milestone due from Astellas.  Through December 31, 2011, the Company recorded $1.1 million in royalties related to DIFICID net sales in the U.S.

Biocon Limited

In May 2010, the Company entered into a long-term supply agreement with Biocon, for the commercial manufacture of DIFICID API.  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, DIFICID API and subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for DIFICID API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and it may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for DIFICID API.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtains marketing authorization for DIFICID in the United States.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of DIFICID API, or (iii) by Biocon upon the occurrence of certain events, including our failure to purchase amounts of DIFICID API that it indicates in binding forecasts.

Patheon Inc.

In June 2011, the Company entered into a commercial manufacturing services agreement with Patheon Inc. (“Patheon”) to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  The Company agreed to purchase a specified percentage of its fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

The term of the agreement extends through December 31, 2016 and will automatically renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. The Company and Patheon may terminate the Agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product, if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product, or if the Company determine to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to us, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement, or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

Cempra Pharmaceuticals, Inc.

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra.  The Company granted to Cempra an exclusive worldwide license, except in ASEAN countries, with the right to sublicense, the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our past performance or upon the occurrence of a specific outcome resulting from our performance, 2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and 3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Cempra. To date the Company has recognized $500,000 in payments from this collaboration. The Company will also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

In February 2012, Cempra completed an initial public offering at which time the Company’s equity of Cempra was converted to 125,646 common stock shares.

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, its then wholly-owned subsidiary, to provide funding for the development of two of its early-stage, non-core programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company also assigned, and OBI assumed, its rights and obligations under related license agreements with MSKCC and TSRI.  Under this agreement, the Company is eligible to receive up to $10 million in milestone payments for each product developed under the development programs and is also eligible to receive royalties on net sales of any product which is commercialized under the programs.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the patents assigned by the Company to OBI and the patents licensed to OBI under the TSRI and MSKCC agreements. After further evaluation, OBI determined not to pursue additional development of OPT-88 and in February 2011, OBI and TSRI agreed to terminate the license agreement and OBI returned the related OPT-88 patents to TSRI.

To provide capital for OBI’s product development efforts, the Company and OBI also entered into a financing agreement with a group of new investors.  Simultaneously, the Company sold 40 percent of its existing OBI shares to the same group of new investors, and the Company and the new investors also purchased new OBI shares.  In February 2011, pursuant to an amendment to an October 2009 financing agreement, OBI sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan dollars. The Company purchased 277.2 million New Taiwan Dollars of the shares issued in the financing. In December 2011.

Memorial Sloan-Kettering Cancer Center (“MSKCC”)

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

Scripps Research Institute (“TSRI”)

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

Research Grants

NIH Small Business Innovation Research Award.  The Company has one active grant from National Institute of Allergy and Infectious Diseases (“NIAID”). This $3 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains, and to support additional toxicology studies. The award is currently being used for microbiological studies to demonstrate the safety and efficacy of the DIFICID and its major metabolite in CDI patients and to support a surveillance study of C. difficile isolates across North America to compare activity of DIFICID with existing CDI treatments.  For the years ended December 31, 2011, 2010 and 2009, the Company recognized revenues related to research grants of $217,239, $980,362 and $792,644, respectively.

Qualifying Therapeutic Discovery Project Grant.  In November 2010, the Company received $244,000 in the form of a cash grant from the Qualifying Therapeutic Discovery Project program of the Internal Revenue Service (IRS) / the U.S. Treasury Department for expenditures related to its DIFICID development program.  The Company had to meet eligible criteria defined by the guidelines of the Patient Protection and Affordable Care Act signed into law March 23, 2010 to qualify for the cash grant.  The Company recorded the receipt of the cash grant as interest income and other, net in the Consolidated Statements of Operations.

Taiwan Ministry of Economic Affairs (“MOEA”) Grant.  OBI has one active grant from MOEA. This grant was for an aggregate of $27.4 million New Taiwan Dollars and was awarded in January 1, 2011 for one year. The award has been used to obtain the first 45 patients safety report for the OPT-822/821 trials.  In order to withdraw funds from the grant, OBI had to meet certain criteria and obtain a contract with the Taiwan Department of Economic Affairs.  In June 2011, OBI was able to meet the criteria and received the executed contract from the Department of Economic Affairs. OBI submitted a reimbursement request to the MOEA for expenses incurred.  For the year ended December 3, 2011, OBI recognized revenues related to research grants of 15.3 million New Taiwan dollars.

7.     Commitments

Leases

The Company leases office and research facilities under operating lease agreements.  The Company’s facility leases in San Diego extend through July 2012 at which time the company expects to consolidate into a single facility.  In December 2011, we entered into a lease agreement for approximately 45,000 square feet of office and laboratory space in San Diego.  The Lease is intended to replace our existing leases covering an aggregate of approximately 32,000 square feet of office and laboratory space in San Diego. The target commencement date of the Lease is August 1, 2012, and the initial term will expire approximately 10 years after the commencement date. The minimum rent payable by us will be approximately $129,000 per month during the first year of the initial term, with 3% annual increases thereafter. In addition, we have the option to extend the Lease for up to two additional consecutive five-year terms, which would commence upon the expiration of the initial 10-year term. In the event we choose to extend the term of the Lease, the minimum monthly rent payable for any additional term will be determined according to the then-prevailing market rate.

The Company’s facility lease in Jersey City expires approximately June 2018, subject to one five year renewal option. The Company has recorded deferred rent of $151,141 and $141,138 as of December 31, 2011 and 2010, respectively, in conjunction with these lease agreements.

At December 31, 2011, annual minimum rental payments due under the Company’s operating leases are as follows:

Years ending December 31,
2012	$1,577,562
2013	2,401,726
2014	2,497,412
2015	2,570,171
2016 and thereafter	14,494,533
Total minimum lease payments	$23,541,404

Rent expense was $1,565,607, $1,057,565 and $1,068,542, for the years ended December 31, 2011, 2010, and 2009, respectively.

8.     Stockholders’ Equity

Public Offerings

In March 2009, the Company received approximately $32.9 million in gross proceeds from the sale of its securities in a registered direct offering to institutional investors. The Company sold 3,252,366 million shares and warrants to purchase up to an aggregate of 91,533 shares of its common stock.  The warrants are exercisable at an exercise price of $10.93 per share and were exercised in June 2011.

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

In February 2011, the Company completed the sale of 6,900,000 shares of its common stock in a public offering which included 900,000 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriter.  The net proceeds to the Company from the sale of shares in the offering were approximately $73.1 million.

Noncontrolling Interest

In October 2009, the Company sold 40% of its equity interest in OBI and in February 2011, pursuant to an amendment to the October 2009 financing agreement, OBI sold newly-issued shares of its common stock for gross proceeds of approximately 462.0 million New Taiwan Dollars (approximately $15.5 million based on then-current exchange rates).  The Company purchased 277.2 million New Taiwan Dollars (approximately $9.3 million based on then-current exchange rates) of the shares issued in the financing. In December 2011, OBI’s Board of Directors issued 1,500,000 shares of its common stock for providing technical know-how services, such that the Company’s equity interest in OBI was decreased from 60% to 59.1%.  Pursuant to authoritative guidance, the Company accounts and reports for minority interests, the portion of OBI not owned by the Company, as noncontrolling interests and classifies them as a component of stockholders’ equity on the consolidated balance sheets of the Company.  The Company includes the net loss attributable to noncontrolling interests as part of its consolidated net loss.

The following table reconciles equity attributable to noncontrolling interest:

	December 31,
	2011	2010
Noncontrolling interest, January 1	$1,996,704	$3,040,156
Additional financing	6,194,192	—
Issuance of common stock to consultant	491,761	—
Net loss attributable to noncontrolling interest	(1,892,096)	(1,199,161)
Translation adjustments	(129,189)	155,709
Noncontrolling interest, December 31,	$6,661,372	$1,996,704

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

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Dr. Chang has continued to serve as the Chairman of the Company’s Board of Directors. In January 2011, one of the performance criteria was met, and, in May 2011, another one of the performance criteria was met. As a result of the accomplishment of these goals,1/4th of the option shares related to each goal vested upon the accomplishment of such goal. The remaining shares will vest in 24 equal monthly installments over the subsequent two-year period.  Options that were granted to Dr. Chang as an employee were converted to consultant stock options.

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

The performance-based stock options, performance-based restricted stock units and stock grant were made under the 2006 Plan.

Following is a summary of stock option activity, including performance-based stock options:

	Options	Weighted- Average Exercise Price
Balance as of December 31, 2008	1,979,660	$3.64
Granted	637,750	$11.24
Exercised	(125,430)	$1.16
Canceled	(25,229)	$7.60
Balance as of December 31, 2009	2,466,751	$5.69
Granted	1,815,450	$11.88
Exercised	(552,253)	$2.12
Canceled	(140,322)	$11.39
Balance as of December 31, 2010	3,589,626	$9.15
Granted	3,427,500	$12.26
Exercised	(347,803)	$5.35
Canceled	(486,823)	$10.87
Balance as of December 31, 2011	6,182,500	$10.95

Valuations

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options and stock awards, which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected stock price volatility of the underlying stock.  The fair value of options determined under authoritative accounting guidance is amortized to expense over the vesting periods of the underlying options which is generally four years.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The fair value of stock options granted to employees and consultants including performance-based stock options and performance-based restricted stock units, was estimated at grant data using the following assumptions:

Stock Options including performance-based stock options	2011	2010	2009
Risk-free interest rate	1.84-3.46%	2.27-3.53%	2.00-2.56%
Dividend yield	0.00%	0.00%	0.00%
Expected life of options (years)	5.27-9.49	5.02-10.00	5.27-6.08
Volatility	69.13-73.63%	69.30-79.07%	69.93-71.39%

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

The aggregate intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was approximately $2,531,606, $4,680,334 and $1,294,667, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2011 was approximately $9,782,141 and $7,713,308, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

	December 31, 2011
	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.65 - $11.41	2,391,397	6.92	$8.40	1,314,059	$6.46
$11.42 - $12.34	2,466,083	8.65	$12.04	555,092	$12.08
$12.42 - $14.86	1,325,020	8.61	$13.53	51,288	$13.71
$0.65 - $14.86	6,182,500	7.97	$10.95	1,920,439	$8.28

Of the options outstanding, options to purchase 1,920,439 shares were vested as of December 31, 2011, with a weighted average remaining contractual life of 6.30 years and a weighted average exercise price of $8.28 per share, while options to purchase 4,262,061 shares were unvested.

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $7.75, $7.35 and $7.11 per share, respectively.

As of December 31, 2011, the total unrecognized compensation expense related to stock options was approximately $23,868,095 and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

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

As of December 31, 2011, there were 235,962 shares of common stock issued and 564,038 shares remained available for issuance under the ESPP.

The following table shows the assumptions used to compute stock-based compensation expense for the stock purchased under the ESPP during the year ended December 31, 2011, 2010 and 2009 using the Black-Scholes option pricing model:

Employee Stock Options	2011	2010	2009
Risk-free interest rate	0.06%-0.18%	0.17%-0.20%	0.21-0.43%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	0.5	0.5	0.5
Volatility	40.01%-73.53%	34.08%-40.82%	35.53-74.94%

For the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense related to the ESPP of $320,485, $119,281 and $146,777, respectively.

Total stock-based compensation expense, related to all of Optimer’s stock options, restricted stock units, stock awards issued to employees and consultants and employee stock purchases, recognized for the years ended December 31, 2011, 2010 and 2009 was comprised as follows:

	2011	2010	2009
Research and development	$3,176,997	$1,596,515	$1,162,274
Selling, general and administrative	8,407,951	4,622,332	1,645,718
Total stock-based compensation expense	$11,584,948	$6,218,847	$2,807,992

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

During 2011 and 2010, OBI granted 2,502,000 and 2,664,000 option shares, respectively, to its employees with exercise prices of $10 New Taiwan dollars for both years. There were no options exercised or canceled during the two years.  As of December 31, 2011, no options have been exercised.

Valuations

The following table shows the assumptions used to compute stock-based compensation expense for the stock options granted by OBI using the Black-Scholes option pricing model:

	December 31,
	2011	2010
Risk-free interest rate	1.63%-1.88%	1.25%-1.63%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08
Volatility	88.12%-90.17%	88.10%-92.14%

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

The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations:

	December 31,
	2011	2010
Research and development	$60,463	$43,450
General and administrative	140,963	113,387
Stock-based compensation expense	$201,426	$156,837

At December 31, 2011, the total unrecognized stock-based compensation expense relating to OBI’s unvested stock-based awards granted to employees, net of forfeitures, was $845,025, which OBI anticipates recognizing as a charge against income over a weighted average period of 3.4 years.

9.     Income Taxes

There were no unrecognized tax benefits as of the date of adoption and there were no unrecognized tax benefits included in the balance sheet at December 31, 2011 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 and 2010 and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2011.

The Company is subject to taxation in the United States, California and various other state and foreign jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the Federal and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

As of December 31, 2011, the Company completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and determined that the entire amount of federal and state NOL and credit carryovers are available for utilization, subject to the annual limitation.  Any carryforwards that will expire prior to utilization as a result of future limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in the unrecognized tax benefits will not impact the effective tax rate.

At December 31, 2011, the Company had Federal, state and foreign income tax net operating loss carryforwards of approximately $161.8 million, $185.6 million, and $7.7 million, respectively. If not utilized, the net operating loss carryforwards will begin expiring in 2020 for federal purposes and 2015 for state purposes. The foreign losses will begin expiring in 2020.  In addition, the Company has Federal and California research tax credit carryforwards of approximately $6.9 million and $3.8 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2020 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company also has California state manufacturer’s investment tax credit carryforwards of $47,000 which will begin to expire in 2012 unless previously utilized. Under the Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually in the future to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.

The Company has $4.9 million net operating loss carryforwards related to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable when the tax loss carryforwards are utilized.

The Provision for income taxes consists of the following:

	2011	2010
Current:
Federal	$—	$—
State	20,000	—
Subtotals	20,000	—
Deferred:
Federal	—	—
State	—	—
Subtotals	—	—
Totals	$20,000	$—

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are listed below. A valuation allowance of $88.8 million and $91.0 million at December 31, 2011 and 2010, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31, of the respective years:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$65,478,000	$72,499,000
Tax credits	9,559,000	7,575,000
Capitalized license, net	4,728,000	6,477,000
Other, net	8,692,000	4,440,000
Total deferred tax assets	88,457,000	90,991,000
Valuation allowance for deferred tax assets	(88,457,000)	(90,991,000)
	$—	$—

Income taxes computed by applying the U.S. Federal Statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of earnings as follows:

	2011	2010	2009
Tax expense (benefit) at statutory federal rate	$2,676,000	$(16,085,000)	$(14,308,000)
State tax expense (benefit), net of federal	53,000	(2,758,000)	(2,453,000)
Foreign subsidiary transactions	161,000	77,000	(115,000)
Generation of research and development credits	(2,047,000)	(1,273,000)	(3,020,000)
Stock compensation expense	317,000	(14,000)	248,000
Permanent difference for R&D credit expense addback	505,000	356,000	862,000
Change in State effective rate	1,068,000	—	—
Other	(179,000)	92,000	33,000
Change in valuation allowance	(2,534,000)	19,605,000	18,753,000
	$20,000	$—	$—

10.  Employee Benefit Plans

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation per year (subject to a maximum limit prescribed by federal tax law).  The Company may elect to make a discretionary contribution or match a discretionary percentage of employee contributions.  As of December 31, 2011, 2010 and 2009, the Company had not elected to make any contributions to the 401(k) plan.

11.  Subsequent Event

In February 2012, OBI issued 36 million newly-issued shares of its common stock resulting in gross proceeds of approximately 540 million New Taiwan dollars (approximately $18.3 million based on then-current exchange rates).  The Company did not participate in the February 2012 financing and the issuance of the shares reduced its ownership percentage to approximately 44%.  However, the Company’s Chief Executive Officer and the Chairman of the Board participated.  Each individual purchased 924,000 and 7,080,981, respectively, of the new shares at 15 New Taiwan Dollars per share. OBI has also announced its intention to conduct an initial public offering of its common stock.  To the extent that additional newly-issued shares of OBI’s common stock are sold in the initial public offering and the Company does not participate, or to the extent that it sells a portion of our OBI shares in the initial public offering, its percentage ownership of OBI would decrease further.

12.   Geographic Information

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2011	2010	2009
	(in thousands)
United States	$2,358	$590	$644
Taiwan	233	108	29
Total	$2,591	$698	$673

13.       Quarterly Financial Data (Unaudited)

Selected quarterly consolidated financial data is shown below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarters
Total revenue	$69,277	$33	$11,052	$64,616
Operating expenses	24,458	25,051	37,966	51,864
Income (loss) from operations	44,819	(25,018)	(26,914)	12,752
Consolidated net income (loss)	44,842	(24,922)	(26,806)	12,815
Net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$45,133	$(24,239)	$(26,427)	$13,354
Basic net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$1.06	$(0.52)	$(0.57)	$0.29
Diluted net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$1.04	$(0.52)	$(0.57)	$0.28

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarters
Revenue	$298	$357	$669	$156
Operating expenses	14,019	10,762	12,920	12,647
Loss from operations	(13,721)	(10,405)	(12,251)	(12,491)
Consolidated net loss	(13,697)	(10,351)	(12,228)	(12,263)
Net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(13,496)	$(10,061)	$(11,837)	$(11,946)
Basic and diluted net loss attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.39)	$(0.26)	$(0.30)	$(0.31)