Form 10-Q
period 2012-03-31
OPTIMER PHARMACEUTICALS INC
filed 2012-05-10
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2012 was 47,054,266 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,232,400	$31,787,512
Short-term investments	48,772,817	78,791,066
Trade accounts receivable, net	5,348,118	6,563,645
Accounts receivable, other	53,490,730	52,289,290
Inventory, net	5,869,326	3,947,380
Prepaid expenses and other current assets	2,683,572	3,781,830
Total current assets	138,396,963	177,160,723
Equity investment in OBI	29,213,896	—
Property and equipment, net	3,418,935	2,590,715
Long-term investments	882,000	882,000
Other assets	1,424,724	1,389,734
Total assets	$173,336,518	$182,023,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,810,199	9,860,462
Accrued expenses	27,988,106	21,447,544
Total current liabilities	35,798,305	31,308,006
Deferred rent	148,246	151,141
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock par value, $0.001 per share, 75,000,000 shares authorized, 46,760,532 shares and 46,689,951 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	46,761	46,690
Additional paid-in capital	362,289,774	358,895,471
Accumulated other comprehensive income (loss)	966,669	(46,725)
Accumulated deficit	(225,913,237)	(214,992,783)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	137,389,967	143,902,653
Noncontrolling interest	—	6,661,372
Total stockholders’ equity	137,389,967	150,564,025
Total liabilities and stockholders’ equity	$173,336,518	$182,023,172

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Product, net	$14,380,541	$—
Licensing	—	69,165,000
Research grant and collaboration agreement	2,106	111,639
Total revenues	14,382,647	69,276,639
Cost and expenses:
Cost of product sales	2,284,260	—
Cost of licensing	—	4,273,532
Research and development	11,067,967	8,378,009
Selling, general and administrative	25,522,282	11,806,275
Co-promotion expenses with Cubist	10,081,583	—
Total operating expenses	48,956,092	24,457,816
Income (loss) from operations	(34,573,445)	44,818,823
Gain on deconsolidation of OBI	23,782,229	—
Loss related to equity method investment	(485,969)	—
Interest income (loss) and other, net	76,387	23,242
Consolidated net income (loss)	$(11,200,798)	$44,842,065
Net loss attributable to noncontrolling interest	280,344	290,805
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(10,920,454)	$45,132,870
Net income (loss) per share - basic	$(0.23)	$1.06
Net income (loss) per share - diluted	$(0.23)	$1.04

Weighted average number of shares used to compute net income (loss) per share - basic	46,722,617	42,661,533

Weighted average number of shares used to compute net income (loss) per share - diluted	46,722,617	43,399,798

Comprehensive income	$(10,187,404)	$45,081,207

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011

Operating activities
Net income (loss)	$(11,200,798)	$44,842,065
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	173,477	86,044
Stock based compensation	3,105,344	2,178,424
Issuance of common stock for consulting services and other	—	2,378,039
Deferred rent	(2,895)	(6,899)
Gain on deconsolidation of OBI	(23,782,229)	—
Loss related to equity method investment	485,969	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,215,527	—
Accounts receivable, other	(1,419,904)	(1,601,177)
Inventory	(1,921,946)	—
Prepaid expenses and other current assets	(1,489,211)	(512,002)
Other assets	(102,122)	(283,667)
Accounts payable and accrued expenses	7,193,323	3,602,314
Net cash provided by (used in) operating activities	(27,745,465)	50,683,141

Investing activities
Purchases of short-term investments	—	(22,886,865)
Sales or maturity of short-term investments	20,707,127	12,000,000
Purchases of property and equipment	(1,228,979)	(252,341)
Reduction of cash due to deconsolidation of OBI	(4,010,680)	—
Proceeds from sale of OBI common stock	2,027,109	—
Net cash provided by (used in) investing activities	17,494,577	(11,139,206)

Financing activities
Proceeds from sale of common stock	289,030	80,010,481
Net cash provided by financing activities	289,030	80,010,481
Effect of exchange rate changes on cash and cash equivalents	406,746	271,462
Net increase (decrease) in cash and cash equivalents	(9,555,112)	119,825,878
Cash and cash equivalents at beginning of period	31,787,512	19,861,924
Cash and cash equivalents at end of period	$22,232,400	$139,687,802

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) was incorporated in Delaware on November 18, 1998. Optimer has two active wholly-owned subsidiaries, Optimer Pharmaceuticals Canada, Inc., which is incorporated and located in Canada, and Optimer Luxembourg 2 S.à r.l. (“Optimer Europe”), which is incorporated in Luxembourg. During the first quarter of 2012, the Company established, as part of its international structure strategy, additional wholly-owned subsidiaries, including Optimer Pharmaceuticals U.S. Holdings LLC, Optimer Bermuda, and Optimer Luxembourg 1 S.à r.l.  As of March 31, 2012, there were no activities in these additional wholly-owned subsidiaries.

The Company had a majority-owned subsidiary, Optimer Biotechnology, Inc. (“OBI”), which is incorporated and located in Taiwan. In February 2012, OBI issued 36 million newly-issued shares of its common stock resulting in gross proceeds to OBI of approximately 540 million New Taiwan dollars (approximately $18.3 million based on then-current exchange rates).  The Company did not participate in the February 2012 financing.  Also, in March, 2012, the Company sold 1.5 million shares it owned of OBI. As a result, the Company owned approximately 43% of OBI and thus OBI ceased being a majority-owned subsidiary of the Company.   These transactions during the first quarter of 2012 triggered consideration regarding whether or not to consolidate OBI as well as an evaluation to consider whether OBI is a variable interest entity (“VIE”).  As a result of its evaluation, the Company determined OBI was not a VIE and that Optimer no longer had control over the operations and decision making of the voting interest entity. As a result of this evaluation, the Company deconsolidated OBI and derecognized the OBI assets, liabilities, and noncontrolling interest from its financial statements. For the quarter ended March 31, 2012, the gain attributed to the deconsolidation was $23.8 million. As of the date of deconsolidation, February 7, 2012, the Company began accounting for its investment in OBI under the equity method and accordingly recognized its share of OBI’s losses in the amount of $485,969 for the period from February 7, 2012 through March 31, 2012.

Optimer is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently has one anti-infective product, DIFICID™ (fidaxomicin), which is approved in the United States, and approved in Europe as DIFICLIR™, for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) and is developing additional product candidates using its proprietary technology, including its OPopS™ drug discovery platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.

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

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within other comprehensive loss.  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method. As of March 31, 2012, cash, cash equivalents and short-term investments totaled approximately $71.0 million.

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt payment discounts, service fee arrangements and any allowance for doubtful accounts. Reserves for other sales related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in the Company’s consolidated balance sheet. The allowance for prompt pay discounts and service fee arrangements was $994,880 and zero at March 31, 2012 and 2011, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method. The Company capitalizes inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales.  Net inventory consisted of the following as of the dates indicated:

	March 31,	December 31,
	2012	2011
Raw materials	$4,298,510	$1,815,696
Work in process	886,005	1,321,763
Finished goods	1,228,633	809,921
	$6,413,148	$3,947,380
Reserved	(543,822)	—
	$5,869,326	3,947,380

Investment in OBI

Beginning as of February 7, 2012, the Company accounted for its investment in OBI under the equity method of accounting as the Company ceased to have voting control or other elements of control that would require consolidation. The investment is subsequently adjusted for the Company’s share in equity in net loss and cash contributions and distributions. In addition, the Company records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets which were generated at the date of deconsolidation.  Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of March 31, 2012, the Company’s investment in OBI was $29.2 million.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation.  Specifically, it has consolidated its sales and marketing expense and its general and administrative expense into a single selling, general and administrative expense category.  This reclassification has no impact on the net loss from operations or stockholders’ equity as previously reported.

Revenue Recognition

DIFICID is available through three major wholesalers and regional wholesalers that provide DIFICID to hospital and retail pharmacies, and long-term care facilities. The Company recognizes revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes product sales of DIFICID upon delivery of product to the wholesalers.

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

Allowances against receivable balances primarily relate to prompt payment discounts and fee for service arrangements with its contracted wholesalers and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

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

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

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

In connection with certain research and collaboration agreements, revenues are recognized from non-refundable upfront fees, which the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

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

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options, and warrants and upon the vesting of restricted stock units.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted the following accounting standards issued by the Financial Accounting Standards Board (“FASB”).

The Company adopted the amendments to change the wording used to describe many of the requirements under U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of these amendments did not have a material impact on the Company’s financial position, cash flow or results of operations.

The Company adopted an amendment on the presentation of comprehensive income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either choice, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The adoption of these amendments did not have a material impact on the Company’s financial position, cash flow or results of operations.

3.   Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value as of March 31, 2012:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$22,232,400	$—	$—	$22,232,400
Marketable securities	—	47,824,190	—	47,824,190
Auction rate securities	—	—	882,000	882,000
Investment in Cempra	948,627	—	—	948,627
Other assets — forward contracts not designated as hedges	—	199,779	—	199,779
	$23,181,027	$48,023,969	$882,000	$72,086,996

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

The fair value of U.S. Treasury securities and government-related securities, and corporate bonds are generally determined using standard observable inputs, including reported trades, quoted market prices, and broker/dealer quotes and thus these securities are in Level 2.

The fair value of preferred auction rate securities (“ARPS”) is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and expected holding period of the ARPS. The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate the security in the near term. The ARPS does not have observable inputs and thus the ARPS is included in Level 3.

Available- for- sale security.  Equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities.  Any unrealized gains and losses are reported in other comprehensive income until realized. During the quarter ended March 31, 2012, Cempra became a publicly traded company and as such the Company assigned a value to the shares received in March 2006 (see Note 8) and recorded the entire amount as an unrealized gain. The Company considers the equity it owned in Cempra as available-for-sale.  For the quarter ended March 31, 2012, the Company recorded an unrealized gain of $948,627 and has included the fair value of $948,627 in short-term investment as of March 31, 2012. Cempra’s stock is actively traded in the market and thus is in Level 1.

Derivative Instruments. Derivative instruments consist of a forward contract to manage foreign exchange risk for certain transactions denominated in a foreign currency. The forward contract is valued using a standard calculation that is primarily based on observable inputs, such as foreign currency exchange rates and thus the forward contract is included in Level 2.  For the quarter ended March 31, 2012, included in its interest income and other, net, the Company recognized a gain of $63,773 on its forward contract.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2012	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at March 31, 2012	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

As of March 31, 2012, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of March 31, 2012, this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate its security in the near term.

4.     Investment Securities

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, pricing vendors or quotes from brokers/dealers as of the dates presented.

	March 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$38,395,951	$38,391	$—	$38,434,342
Corporate bonds	9,384,180	5,668	—	9,389,848
Investment in Cempra	—	948,627	—	948,627
	$47,780,131	$992,686	$—	$48,772,817

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$69,241,792	$106,347	$—	$69,348,139
Corporate bonds	9,429,485	13,442	—	9,442,927
	$78,671,277	$119,789	$—	78,791,066

None of the investments had a net unrealized loss position as of March 31, 2012.

In February 2012, Cempra completed its initial public offering and the Company has determined that its equity in Cempra had readily determinable value at that time and recorded its fair value in the Company’s books. Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2012, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$47,780,131	$47,824,190

The weighted-average maturity of the Company’s short-term investments as of March 31, 2012 and 2011 was approximately four months and twelve months, respectively.

5.              Investment in OBI

Gain on deconsolidation of OBI

In February 2012, OBI issued 36 million newly-issued shares of its common stock resulting in gross proceeds of approximately 540 million New Taiwan dollars (approximately $18.3 million based on then-current exchange rates).  The Company did not participate in the February 2012 financing.  In March 2012, the Company sold 1.5 million shares of its equity interest in OBI.  These transactions reduced the Company’s ownership interest in OBI from a majority interest to a 43% interest and triggered consideration regarding whether or not to continue consolidating OBI as well as an evaluation to consider whether OBI was a VIE.  As a result of its evaluation, the Company determined that OBI was not a VIE and that Optimer no longer had voting control or other forms of  control over the operations and decision making of OBI. As a result of this evaluation, the Company deconsolidated OBI as of February 7, 2012 and derecognized the OBI assets, liabilities, and noncontrolling interest from its financial statements. Management applied deconsolidation accounting guidance, which included analyzing Optimer’s investment in OBI at February 7, 2012 to determine the fair value on the date of deconsolidation and the related gain or loss upon deconsolidation. Based on a preliminary valuation, management determined that the fair value of Optimer’s investment in OBI at February 7, 2012 was $29,699,865.  This fair value is based primarily on OBI’s financing transaction in February 2012 in which shares of common stock were sold at approximately $0.51 per share (based on then-current exchange rates).   As a significant portion of the additional investment in OBI was made by outside investors in an arms-length transaction, management has determined that this price per share approximated fair market value as of February 7, 2012. In this transaction OBI sold common shares in which all shares have the same rights and preferences as existing shareholders.

For the quarter ended March 31, 2012, the gain attributed to the deconsolidation of OBI was $23.8 million. Currently and during the period ended March 31, 2012, Optimer provides consulting, legal,  purchasing and other services to OBI. At this time there is no written contract or agreement for services between OBI and Optimer, who at March 31, 2012 are deemed to be related parties.

As of the date of deconsolidation, February 7, 2012, the Company will account for its investment in OBI under the equity method. The investment is subsequently adjusted for Optimer’s share in the equity in net loss and cash contributions and distributions. In addition, we record adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.  Based on a preliminary valuation, the fair value in excess of book value can be attributed to in process research and development related to the License and Collaboration Agreement for DIFICID and the Intellectual Property Assignment and License Agreement related to OPT-822/821 (see Note 8). For the period post deconsolidation, our equity method investment in OBI has been reduced by $.5 million to reflect our share in their losses during that period.  Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of March 31, 2012, our investment in OBI was $29.2 million.

6.              Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) — basic and diluted	$(10,920,454)	$45,132,870
Denominator:
Weighted average number of shares of common stock outstanding - basic	46,722,617	42,661,533
Effect of dilutive securities:
ESPP shares	—	14,247
Stock award common share equivalents	—	724,018
Weighted average number of shares of common stock outstanding - diluted	46,722,617	43,399,798
Net income (loss) per share - basic	$(0.23)	$1.06
Net income (loss) per share - diluted	$(0.23)	$1.04

7.              Stock Based Compensation

Optimer Pharmaceuticals, Inc.

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the closing of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”).  The 2006 Plan became effective upon the closing of the Company’s initial public offering. A total of 2,000,000 shares of the Company’s common stock were initially made available for sale under the plan.  The 2006 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lesser of (i) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; (ii) 750,000 shares; or (iii) such other amount as the board of directors may determine. Pursuant to this provision, 750,000 additional shares of the Company’s common stock were reserved for issuance under the 2006 Plan on January 1, 2012, 2011, 2010 and 2009.

In March and June 2011, the Company’s Board of Directors approved amendments to the 2006 Plan to provide for the reservation of an additional 1,750,000 shares and 1,000,000 shares, respectively, of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

Options granted under both the 1998 Plan and the 2006 Plan generally expire 10 years from the date of grant (five years for a 10% or greater stockholder) and vest over a period of four years.  The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Restricted Stock Units

In February 2012, the Compensation Committee of the Board of Directors (“Compensation Committee”) approved the grant to certain employees of restricted stock units (“RSUs”) covering up to an aggregate of 187,500 shares of common stock, which vest over three years beginning on January 1, 2012 .  Restricted stock units are valued based on the fair market value of the Company’s stock on the date of grant.

Performance-Based Stock Options and Performance-Based Restricted Stock Units

In February 2012, the Compensation Committee also granted to certain executives performance-based RSUs covering up to an aggregate of 250,000 shares of common stock, which vest over time beginning on the date the Company determines that a specified product revenue goal has been achievable.

In May 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of the Board.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met, and, in May 2011, another one of the performance criteria was met. As a result of the accomplishment of these goals, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal will vest on the one-year anniversary of the achievement of the applicable goal and the remaining shares will vest in 36 equal monthly installments thereafter.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Through March 31, 2012, 246,874 shares had vested.  Dr. Chang’s consulting agreement was terminated in April 2012 and as a result, the unvested portion of the performance-based options were cancelled.  However, due to Dr. chang’s continuing role as a director, his other equity awards remain outstanding and continue to vest as per the vesting term of the awards.

Employee Stock Purchase Plan

Optimer also grants stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Valuations

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, restricted stock units  and ESPP purchase rights during the three months ended March 31, 2012 and 2011, using the Black-Scholes option pricing model:

	Three months ended March 31,
Stock Options, including performance-based options	2012	2011
Risk-free interest rate	1.52-2.17%	2.19-2.58%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08-8.33	5.27-9.49
Volatility	69.71-70.26%	69.66-73.63%

	Three months ended March 31,
ESPP purchase rights	2012	2011
Risk-free interest rate	0.09%	0.18%
Dividend yield	0.00%	0.00%
Expected life of options (years)	0.5	.05
Volatility	42.61%	40.01%

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

Total stock-based compensation expense related to all of the Company’s stock options, RSUs, and other stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months ended March 31, 2012 and 2011, was comprised as follows:

	Three months ended March 31,
	2012	2011
Research and development	$964,783	$675,522
Selling, general and administrative	2,122,915	1,455,710
Total stock-based compensation expense	$3,087,698	$2,131,232

At March 31, 2012, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $30.5 million and the related weighted-average period over which such expense is expected to be recognized is approximately 3.2 years.

Optimer Biotechnology, Inc.

Stock Options

Until February 7, 2012, we consolidated OBI into our results of operations and recoded stock based compensation related to options granted by OBI. The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Research and development	$8,465	$12,424
Selling, general and administrative	9,181	34,768
Stock-based compensation expense	$17,646	$47,192

8.     Other Collaborative Agreements

Astelllas Pharma Inc. (“Astellas Japan”)

In March 2012, the Company entered into a collaboration and license agreement with Astellas Japan pursuant to which the Company granted to Astellas Japan an exclusive, royalty-bearing license under certain of its know-how and intellectual property to develop and commercialize fidaxomicin in Japan.  Under the terms of the license agreement, Astellas Japan agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in Japan at its expense, and is obligated to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in Japan.  In addition, under the terms of the license agreement, Astellas Japan granted to the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas Japan and its sublicensees in the course of developing fidaxomicin and controlled by Astellas Japan or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside Japan and, following termination of the license agreement and subject to payment by the Company of a single-digit royalties, in Japan.  In addition, under the terms of a supply agreement entered into by Astellas Japan and Optimer Luxembourg, on the same date, Optimer Luxembourg will be the exclusive supplier of fidaxomicin to Astellas Japan for Astellas Japan’s development and commercialization activities in Japan during the term of the supply agreement.

Under the terms of the license agreement, Astellas Japan is obligated to pay the Company an upfront fee equal to $20,000,000 in April 2012. The Company is also eligible to receive additional cash payments totaling up to $70,000,000 upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, the Company will be entitled to receive royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan. Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Luxembourg a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

The license agreement will continue in effect on a product-by-product basis until expiration of Astellas Japan’s obligation to pay royalties with respect to each fidaxomicin product in Japan, unless terminated early by either party.  Following expiration of the license agreement, Astellas Japan’s license to develop and commercialize the applicable fidaxomicin product will become non-exclusive.  Each of the Company and Astellas Japan may terminate the license agreement prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the license agreement prior to expiration in the event Astellas Japan or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it under the license agreement, and Astellas Japan may terminate the license agreement prior to expiration for any reason upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to Astellas Japan (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.  The supply agreement will continue in effect until terminated by either party.  Each of Optimer Luxembourg and Astellas Japan may terminate the supply agreement (i) upon the material breach of such agreement by the other party, (ii) upon the bankruptcy or insolvency of the other party or (iii) on a product-by-product basis following expiration of Astellas Japan’s obligation to pay the price described above with respect to the applicable fidaxomicin product, or in its entirety following expiration of Astellas Japan’s obligation to pay the price described above with respect to all fidaxomicin products.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. As the Company has not delivered any of the identified deliverables, no revenue has been recognized as of March 31, 2012.  Based on the results of the Company’s analysis, it was determined that the upfront payment of $20 million will be earned upon the delivery of the license and related know-how, which did not occur during the first quarter of 2012, and thus was not recognized as of March 31, 2012. The upfront payment of $20 million was received from Astellas Japan during April 2012.

Cubist Pharmaceuticals, Inc.(“Cubist”)

In April 2011, the Company entered into a co-promotion agreement with Cubist pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company is responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and agreed to use commercially reasonable efforts to maintain adequate inventory and third party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) beginning upon the commencement of the sales program of DIFICID in the United States. Except for the first quarterly payment which the Company paid in advance, all subsequent payments are paid in arrears. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.  Based on the level of sales to date, the Company expects to achieve the first year sales target and has accrued $6.5 million representing a pro-rated portion of the $5 million bonus as well as a portion of estimated gross profit on sales above the sales target which will become due to Cubist in August 2012, assuming such estimated levels of revenues are met.

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

The following is a summary of accrued expenses related to the Company’s co-promotion agreement with Cubist during the three months ended March 31, 2012:

Expenses	Three Months Ended March 31, 2012
Target bonus and portion of gross profit payments	$6,480,000
Service fees	$3,601,583
Total	$10,081,583

Astellas Pharma Europe Ltd. (“APEL”)

In February 2011, the Company entered into a collaboration and license agreement with APEL pursuant to which the Company granted to APEL an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize DIFICID in Europe, and certain other countries in the Middle East, Africa and the Commonwealth of Independent States (“CIS”). In March 2011, the parties amended the agreements to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the APEL territories). Under the terms of the agreement, APEL has agreed to use commercially reasonable efforts to develop and commercialize DIFICID in the APEL territory at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to DIFICID in the APEL territory.  The Company and APEL may also agree to collaborate in, and share data resulting from, global development activities with respect to DIFICID, in which case the Company and APEL will be obligated to co-fund such activities.  In addition, under the terms of the agreement, APEL granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by APEL and its sublicensees in the course of developing DIFICID and controlled by APEL or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of DIFICID outside the APEL territory and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the APEL territory.  In addition, under the terms of a supply agreement entered into between the Company and APEL on the same date, the Company will be the exclusive supplier of DIFICID to APEL for APEL’s development and commercialization activities in the APEL territory during the term of the supply agreement, and APEL is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement with APEL, in March 2011, APEL paid the Company an upfront fee of $69.2 million. The Company is eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by APEL of specified regulatory and commercial milestones and contingent events. Of this amount, 40 million Euros will become due 30 days subsequent to the earlier to occur of launch in two major countries or six months after EMA approval and 10 million Euros will become payable to the Company upon the launch in any country in the APEL territory. In December 2011, the Company received an approval from the EMA for DIFICLIR™ (fidaxomicin) tablets and thus recorded the 40 million Euro milestone as revenue and a receivable in the fourth quarter of 2011. The Company expects to receive the 40 million Euro payment in mid-2012. The Company entered into a forward contract in order to limit the Company’s foreign currency exposure. The Company is eligible to receive additional milestone payments totaling up to 65 million Euros upon the achievement of certain commercial milestones.

When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on its performance or on the occurrence of a separate outcome resulting from its performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and if achievement will result in additional payments being due.  Based on the Company’s assessment process it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty as to whether or not the milestones will be met and the achievement of the milestones is based in part on the occurrence of a separate outcome resulting from its performance.  In addition, the Company will be entitled to receive escalating double- digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the APEL territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICID product in the applicable country.

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

The agreements with APEL will continue in effect on a product-by-product and country-by-country basis until expiration of APEL’s obligation to pay royalties with respect to each DIFICID product in each country in the APEL territory, unless terminated early by either party as more fully described below.  Following expiration, APEL’s license to develop and commercialize the applicable DIFICID product in the applicable country will become non-exclusive.  The Company and APEL may each terminate either of the agreements prior to expiration upon the material breach of such agreement by the other party, or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreements prior to expiration in the event APEL or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it, and APEL may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days’ prior written notice to us.  Upon any such termination, the license granted to APEL (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to the Company.

Par Pharmaceuticals, Inc. (“Par”)

In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates of DIFICID in the rest of the world.  In addition, in the event the Company licenses its right to market DIFICID in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to DIFICID.  The Company is obligated to pay each of these royalties, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the APEL agreement.  In the fourth quarter of 2011, the Company also recorded $3.3 million in royalties related to the $53.6 million EMA approval milestone due from APEL.  For the quarter ended March 31, 2012, the Company recorded approximately $719,000 in royalties related to DIFICID net sales in the U.S.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon, for the commercial manufacture of DIFICID API.  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, DIFICID API and subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for DIFICID API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and it may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for DIFICID API.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and a half years from the date the Company obtained marketing authorization for DIFICID in the United States.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and a half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of DIFICID API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of DIFICID API that it indicates in binding forecasts.

Patheon Inc. (“Patheon”)

In June 2011, the Company entered into a commercial manufacturing services agreement with Patheon to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  The Company agreed to purchase a specified percentage of its fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

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

Cempra Pharmaceuticals, Inc. (“Cempra”)

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra.  The Company granted to Cempra an exclusive worldwide license, except in ASEAN countries, with the right to sublicense, the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s past performance or upon the occurrence of a specific outcome resulting from the Company’s performance, 2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and 3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Cempra. To date the Company has recognized $500,000 in payments from this collaboration. The Company may also receive royalty payments based on a percentage of net sales of licensed products.  The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  In consideration of the foregoing, Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.  The research term of the agreement was completed in March 2008.  Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party may also terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

In February 2012, Cempra completed an initial public offering at which time the Company’s equity interest in Cempra was converted to 125,646 shares of common stock.  The Company considers its equity interest in Cempra as available-for-sale.  See Note 3 for further discussion.

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

Revenues from Research Grants

The Company has one active grant from the National Institute of Allergy and Infectious Diseases. This $3.0 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow spectrum activity and potency of DIFICID against hypervirulent epidemic strains and to support additional toxicology studies.  The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support surveillance studies of C. difficile isolates across North America to compare the activity of DIFICID with existing CDAD treatments.  For the three months ended March 31, 2012 and 2011, the Company recognized revenues related to research grants of $2,106, and $111,639, respectively.

9.     Subsequent Event

In April 2012, the Company issued 286,260 shares of common stock to AFOS, LLC as consideration for the engagement of an affiliate of AFOS to provide certain services to the Company and the affiliate’s obligation to provide such services.  The shares are subject to various lock-up periods during which AFOS may not transfer such shares, except under certain exceptions.

In April 2012 the Company announced the termination of each of Mr. Prunty and Dr. Shue, the removal of Dr. Chang as the Chairman of its Board of Directors and the Company’s request that Dr. Chang resign his directorship at the Company.  Dr. Chang’s removal as Chairman resulted from the Board of Directors’ views as to his actions in his capacity as Optimer’s representative on the Board of Directors of OBI as well as his failure to identify and effectively manage compliance, record keeping and conflict of interest issues in connection with OBI’s grant to Dr. Chang of 1.5 million shares of OBI.  The terminations of Mr. Prunty and Dr. Shue were related to the belief of the Company’s Board of Directors that both individuals failed to follow proper procedures when they became aware of potential issues related to the issuance of the OBI shares to Dr. Chang.  The Company has disclosed the matter to the relevant U.S. authorities and is cooperating with those authorities in reviewing the matter.  While the full facts are not yet known to the Company and are the subject of its own investigation, these events could potentially result in lawsuits being filed against the Company and certain of its employees and directors or the Company and its employees and directors could be the subject of governmental investigations or enforcement proceedings.

On May 9, 2012, at the Company’s Annual Stockholders’ meeting, its stockholders approved the Company’s 2012 Equity Incentive plan and the increase of its authorized shares from 75,000,000 shares to 150,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report, as well as the audited financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

In March 2012, we entered into a collaboration and license agreement with Astellas Pharma Inc., or Astellas Japan, pursuant to which we granted to Astellas Japan an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Japan in return for an upfront fee, certain additional cash payments upon the achievement by Astellas Japan of specified milestones, and certain royalties on net sales of fidaxomicin products in Japan.    In March 2012 Astellas Japan also entered into a  supply agreement with our our wholly-owned subsidiary Optimer Luxembourg 2 S.à r.l, or Optimer Europe, under which, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus certain discounts that are based on a high double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

We were incorporated in November 1998.  Since inception, we have focused on developing and commercializing DIFICID and other fidaxomicin products. We have incurred significant net losses since our inception.  As of March 31, 2012, we had an accumulated deficit of $251.5 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses, and more recently expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States.  We expect to incur operating losses for the next several years as we pursue the commercialization of DIFICID, as well as further development of DIFICID, including conducting post-marketing studies for label expansion and to obtain approval in the U.S. for using DIFICID as a prophylaxis indication, and further development, regulatory approval and commercialization of fidaxomicin worldwide.  We may also acquire or in-license additional products or product candidates, technologies or businesses that are complementary to our own.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of March 31, 2012, inventories consisted of $4.3 million in raw materials, $0.3 million in work in process and $1.2 million  in finished goods.  During the first quarter, we reserved $0.5 million of our inventory cost.

Investment in OBI

We account for our investment in OBI under the equity method of accounting as we do not have the elements of control that would require consolidation. The investment is subsequently adjusted for equity in net income and cash contributions and distributions. In addition, we record adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.  Any difference between the carrying amount of the investment on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period.

Revenue Recognition

DIFICID is available only through three major wholesalers, AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation, and regional wholesalers that provide the DIFICID to hospital and retail pharmacies, and long-term care facilities. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of DIFICID upon delivery of product to the wholesalers.

During the three months ended March 31, 2012, the $14.4 million in net product revenue to wholesalers reflected a total of 5,874 DIFICID treatments. 5,542 DIFICID treatments were shipped to hospitals, retail pharmacies and long-term care facilities.  As of March 31, 2012, approximately 1,700 hospitals had ordered DIFICID and the number of target hospitals including DIFICID on their formularies was approaching 700.

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

Product Sales Allowances.  We establish reserves for prompt payment discounts, government rebates, product returns and other applicable allowances.

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

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon sales of DIFICID, management experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

Collaborations, Milestones and Royalties

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Board, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

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

Total consolidated stock-based compensation expense of $3.1 million and $2.2 million was recognized in the three months ended March 31, 2012 and 2011, respectively.  The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units.

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

We estimate that our federal and state taxable income, if any, for the current year will be fully offset by net operating losses and research and development credit carryovers.  As such, no current tax provision has been recorded.  We also have recorded a full valuation allowance for the remaining net deferred tax benefits.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

Total revenues for the three months ended March 31, 2012 and 2011 were $14.4 million and $69.3 million, respectively. The decrease of $54.9 million was primarily due to the $69.2 million upfront payment we received from APEL in the first quarter of the 2011 partially offset by $14.4 million of product sales in the first quarter of 2012.

Cost and expenses

Cost of product sales. Cost of product sales for the three months ended March 31, 2012 consisted primarily of the 5% royalty due to Par on net sales of DIFICID in the United States.  Cost of product sales also included the cost of inventory sold.

Cost of licensing. We did not incur and cost of licensing in the three months ended March 31, 2012.  The $4.3 million incurred for the same period in the prior year represented a 6.25% royalty payment we made to Par based on the net revenue from the APEL upfront payment.

Research and development expense.  Research and development expense for the three months ended March 31, 2012 and 2011 was $11.1 million and $8.4 million, respectively, an increase of $2.7 million. The increase was primarily due to higher health economics and outcomes research, medical affairs, medical education, pharmacovigilance, and publication expenses.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2012 and 2011 was $25.5 million and $11.8 million, respectively, an increase of $13.7 million. The increase was primarily due to our commercialization efforts. We had higher headcount during the 2012 period and thus incurred higher salary expense. We also incurred advertising and promotion expenses as well as higher legal, consulting and other outside services.

Co-promotion expenses with Cubist. The $10.1 million represented certain expenses that may be due Cubist under our April 2011 DIFICID co-promotion agreement. In addition to a quarterly service fee payment for co-promoting DIFICID, Cubist is eligible to receive $5.0 million in the first year after first commercial sale if a mutually agreed upon annual sales target is achieved, as well as a portion of our gross profits derived from net sales above the specified annual target. Based on the level of sales to date and the estimated continued growth in revenues, Optimer expects to achieve the first year sales target and has accrued $9.2 million representing the quarterly service fee and a pro-rated portion of the $5.0 million bonus payment as well as a portion of gross profits. We did not incur similar expenses in the quarter ended March 31, 2011.

Gain on deconsolidation of Optimer Biotechnology, Inc. The $23.8 million represented the gain on the deconsolidation of OBI.  We did not have a similar gain in the quarter ended March 31, 2011.

Equity in net loss of OBI. The $486,000 represented the loss recognized in our investment in OBI using the equity method. We did not have a similar loss in the quarter ended March 31, 2011.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest for the three months ended March 31, 2012 and 2011 was approximately $280,000 and $291,000, respectively. The $280,000 represented approximately one month of noncontrolling interest prior to deconsolidation of OBI in February 2012.

Interest income and other, net. Interest income and other, net of $76,000 for the three months ended March 31, 2012 was relatively consistent with the $23,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our launch of DIFICID in July 2011, our operations have been financed primarily through the sale of equity securities.  Through March 31, 2012, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock in various private and public financing transactions.

In March 2011, pursuant to our collaboration and license agreement with Astellas Pharma Europe Ltd., or APEL, we received approximately $69.2 million as an upfront payment from APEL.

Until required for operations, we invest a substantial portion of our available funds in money market funds, U.S. government instruments and other readily marketable debt instruments, all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of March 31, 2012, our consolidated cash, cash equivalents and short-term investments totaled approximately $71.0 million as compared to $110.6 million as of December 31, 2011, a decrease of approximately $39.6 million.  The decrease in our cash, cash equivalents and short-term investments was primarily due to day-to-day operating expenses as well as the exclusion of OBI’s cash, cash equivalents as of March 31, 2012 which occurred as a result of the deconsolidation of OBI in the quarter.

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

In March 2012, we entered into a collaboration and license agreement with Astellas Japan to which we granted to Astellas to develop and commercialize fidaxomicin in Japan.  Under the terms of the license agreement, Astellas Japan is obligated to pay to us an upfront fee equal to $20.0 million which we received in April 2012. We are also eligible to receive additional cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, we will be entitled to receive royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan. Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Luxembourg a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

On April 5, 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, we and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.75 million to Cubist ($15.0 million per year) which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist is also eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  Based on the level of sales to date, we expect to achieve the first year sales target and have accrued $6.5 million of expenses during the first quarter of 2012, representing a pro-rated portion of the $5.0 million bonus as well as a portion of estimated gross profit on sales above the sales target which will become due to Cubist in August 2012 assuming such estimated levels of revenues are met.

In February 2011, we entered into a collaboration and license agreement with APEL pursuant to which we granted to APEL an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in the APEL territory. Under the terms of the license agreement with APEL, APEL paid to us an upfront fee of $69.2 million in March 2011. We are eligible to receive additional cash payments totaling up to 115.0 million Euros upon the achievement by APEL of specified regulatory and commercial milestones with 40 million Euros of this amount due 30 days following the earlier to occur of launch of fidaxomicin in two major territories or six months after EMA approval for DIFICLIR, which occurred in December 2011, and 10 million Euros will become due 30 days after the upon launch of fidaxomicin in any country in the APEL territory. We currently expect to receive these two milestone payments no later than mid 2012.  In addition, we will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICID products in the APEL territory, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

In June 2011, we entered into a commercial manufacturing services agreement with Patheon Inc., or Patheon, to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  We agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

In May 2010, we entered into a long-term supply agreement with Biocon Limited or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements after Biocon has dedicated certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

In February 2007, we regained worldwide rights to fidaxomicin from Par Pharmaceuticals, Inc., or Par, under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for our successful completion of the second Phase 3 trial for fidaxomicin.  We are obligated to pay Par a 5% royalty on net sales by us or our affiliates of fidaxomicin in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates of DIFICID (fidaxomicin) in the rest of the world.  In addition, we are required to pay Par a 6.25% royalty on net revenues we receive from licensees of our right to market fidaxomicin in the rest of the world.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. In March 2011, we paid Par a $4.3 million royalty payment associated with the upfront payment we received under the APEL agreement.  In December 2011, we recorded $3.3 million in royalties related to the $53.6 million EMA approval milestone due from Astellas.  We also expect to pay Par $1.3 million associated with the $20.0 million upfront payment from Astellas Japan. For the quarter ended March 31, 2012, we recorded approximately $719,000 in royalties related to DIFICID net sales in the U.S.

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

•                  our decision to conduct future clinical trials, including the design, timing and progress of such clinical trials;

•                  our ability to establish and maintain strategic collaborations, including licensing and other arrangements;

•                  the amount and timing of payments we may receive or be required to make under strategic collaborations, including licensing, co-promotion and other arrangements;

•                  our decision to partner or license fidaxomicin or commercialize fidaxomicin ourselves in countries outside the United States, the APEL territory and Japan;

•                  the costs of preparing and pursuing applications for regulatory approvals and the timing of such approvals;

•                  the costs involved in prosecuting, enforcing or defending patent claims or other intellectual property rights; and

•                  the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

We believe that our existing cash and cash equivalents, in addition to the two milestone payments we expect to receive from APEL, will be sufficient to meet our capital requirements for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of March 31, 2012 consisted primarily of money market funds and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended March 31, 2012 would have resulted in an approximately $12,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Foreign Currency Risk

While we operate primarily in the United States, we are exposed to foreign currency risk.  Our agreement with APEL includes milestone and royalty payments which are denominated in Euros.  Our fidaxomicin API manufacturer, Biocon, is located in India and our manufacturer of fidaxomicin tablets, Patheon, is located in Canada.  Although we pay Biocon and Patheon in U.S. dollars, changes in the Rupee and the Canadian dollar may result in price adjustments and affect our operating results.

We also established a subsidiary in Canada, Optimer Pharmaceuticals Canada, Inc. and recently in Luxembourg, or Optimer Europe, and we expect Optimer Canada’s and Optimer Europe’s transactions to be denominated primarily in Canadian dollars and Euros, respectively.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar the Canadian dollar and the Euro.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. In anticipation of a 40 million Euro milestone payment from APEL after we received the EMA approval of fidaxomicin, we entered into a forward contract to limit our foreign currency exposure to the Euro.  Thus, we do not expect the impact of fluctuations in the relative fair value of the Euro to be material to our results of operations.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of disclosure controls and procedures. As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and acting chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to March 31, 2012, we experienced some personnel changes including the departure of our then-Chief Financial Officer.  The roles and responsibilities of the former Chief Financial Officer related to internal control over financial reporting are currently performed by our Acting Chief Financial Officer and various consultants while we conduct a search for a permanent Chief Financial Officer. We do not believe at this time that such changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1a. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

•                  our ability to expand the label of DIFICID to cover additional indications; and

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

We are dependent on our collaboration agreements with APEL and Astellas Japan to commercialize and further develop fidaxomicin in the APEL territory and in Japan, respectively.  The failure to maintain these agreements or the failure of APEL or Astellas Japan to perform its obligations under its respective agreements, could negatively impact our business.*

Pursuant to the terms of our collaboration agreement with APEL, we granted to APEL exclusive rights to develop and commercialize fidaxomicin in the APEL territory, and pursuant to the terms of our supply agreement with APEL, we are obligated to supply to APEL all of its requirements of fidaxomicin for such development and commercialization activities. Pursuant to the terms of our collaboration agreement with Astellas Japan, we granted to Astellas Japan exclusive rights to develop and commercialize fidaxomicin in Japan, and pursuant to the terms of our supply agreement with Astellas Japan, our wholly-owned subsidiary Optimer Europe is obligated to supply to Astellas Japan all of its requirements of fidaxomicin for such development and commercialization activities.   Consequently, our ability to generate any revenues from fidaxomicin in the APEL territory and in Japan depends on APEL’s and Astellas Japan’s ability to obtain regulatory approvals for and successfully commercialize fidaxomicin in the APEL territory and in Japan, respectively.  We have limited control over the amount and timing of resources that APEL and Astellas Japan will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration agreement with APEL and Astellas Japan, including:

•                  APEL or Astellas Japan or both may not comply with applicable regulatory guidelines with respect to developing or commercializing DIFICID, which could adversely impact sales or future development of DIFICID in the Astellas territory and/or Japan;

•                  we and APEL and/or Astellas Japan could disagree as to future development plans and APEL and/or Astellas Japan may delay future clinical trials or stop a future clinical trial;

•                  there may be disputes between us and APEL and/or Astellas Japan, including disagreements regarding the applicable collaboration agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of fidaxomicin, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•                  because the milestone and royalty payments in the collaboration agreement with APEL are stated in terms of Euros but paid to us in U.S. Dollars, the amounts of any milestone or royalty payments that may be paid to us under the collaboration agreement could be less than what we expect, depending on the applicable exchange rate at the time of such payments;

•                  APEL and/or Astellas Japan may not provide us with timely and accurate information regarding sales and marketing activities and supply forecasts, which could adversely impact our ability to comply with our supply obligations to APEL and/or Astellas Japan and manage our own inventory of fidaxomicin, as well as our ability to generate accurate financial forecasts;

•                  business combinations or significant changes in APEL’s and/or Astellas Japan’s business strategy may adversely affect APEL’s and/or Astellas Japan’s ability or willingness to perform its obligations under our collaboration and supply agreements;

•                  APEL and/or Astellas Japan may not properly maintain or defend our intellectual property rights in the APEL territory or in Japan or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation;

•                  the royalties we are eligible to receive from APEL and/or Astellas Japan may be reduced or eliminated based upon APEL’s, Astellas Japan’s and our ability to maintain or defend our intellectual property rights and the presence of generic competitors in the APEL territory or in Japan;

•                  limitations under the agreement on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with fidaxomicin could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if APEL and/or Astellas Japan are unsuccessful in obtaining regulatory approvals for or commercializing fidaxomicin in the APEL territory or in Japan, we may not receive any additional milestone or royalty payments under the collaboration agreement and our business prospects and financial results may be materially harmed.

The collaboration and supply agreements are subject to early termination, including through APEL and Astellas Japan’s right to terminate without cause upon advance notice to us.  If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of fidaxomicin in the APEL territory and in Japan on acceptable terms, or at all, and we may be unable to pursue continued commercialization or development of fidaxomcinc in the APEL territory and in Japan on our own.

We may enter into additional agreements for the commercialization of fidaxomicin or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Other than our collaboration agreements with APEL and Astellas Japan, we may not be able to enter into acceptable agreements to commercialize fidaxomicin outside of the United States or if, needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development of and potentially commercialize fidaxomicin outside of the United States through collaboration arrangements with third parties, such as our collaboration with APEL and Astellas Japan, or independently.  We may be unable to enter into additional collaboration arrangements in international markets outside of the APEL territory and in Japan.  In addition, there can be no guarantee that APEL or Astellas Japan or any other parties that we may enter into collaboration arrangements with will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into such collaboration arrangements for development of fidaxomicin in countries outside of the United States and outside of the APEL territory and Japan, or if we otherwise decide to market fidaxomicin ourselves in these countries, we will need to develop our own marketing and sales force to market fidaxomicin in these territories to hospital-based and long-term care physicians.  These efforts, including our on-going efforts in Canada through our subsidiary, Optimer Canada, may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2012, we had an accumulated deficit of approximately $225.5 million.  We have generated minimal revenues from product sales to date and we expect our expenses to continue to be significant in the ner-term as we execute the commercial launch of DIFICID due to, amount other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement, and as we pursue additional research and development activities, including potential additional indications for DIFICID. We have funded our operations through March 31, 2012 from the sale of approximately $333.8 million of our securities and through payments received under collaborations with partners or government grants. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  We or our collaborators may never successfully commercialize our product candidates, including DIFICID outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

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

We have licensed rights to develop and commercialize fidaxomicin in Europe and certain other countries to APEL and Astellas Japan.  In the event we or our collaborators, including APEL or Astellas Japan, seek approvals to market fidaxomicin in other non-U.S. territories, we or our collaborators including APEL and Astellas Japan, will need to work with the government-sponsored healthcare entities in Europe and each other foreign country, as applicable, that are the primary payers of healthcare costs in such regions.  Certain government payers may regulate prices, reimbursement levels and/or access to fidaxomicin or any future products to control costs or to affect levels of use of the product.

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

Other than DIFICLIR’s approval by the EMA in Europe, none of our product candidates is approved for sale in any international market for which we have or have licensed rights. If we or our collaborators fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

In April 2012 we announced the termination of each of John D. Prunty, our then Senior Vice President, Chief Financial Officer and Corporate Secretary, and Youe-Kong Shue, Ph.D., our Vice President, the removal of Dr. Michael Chang as the Chairman of our Board of Directors and our request that Dr. Chang to resign his directorship at Optimer.  We have appointed Kurt M. Hartman, our General Counsel, Chief Compliance Officer and Senior Vice President, Access, as our acting Chief Financial Officer while we engage in a search for a permanent Chief Financial Officer and we are continuing to evaluate our need for additional personnel.  We can give no assurance that we will be able to hire qualified replacements for the positions that we need to fill or that we will not experience disruptions in key functions while we seek to fill key positions, and there may be significant costs associated with the recruiting, hiring and retention of officers and employees for the open positions. The announcement of the terminations and the requested resignation of Dr. Chang may also have other adverse impacts on our business. If we lose additional key employees or if our management team is not able to effectively manage us through these events, our business, financial condition, and results of operations may be adversely affected.

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

As a result of events we are still investigating, it is possible that we and certain of our current and former employees and directors may be named as defendants in future litigation or as subjects of government investigations or future enforcement proceedings that could result in substantial costs and divert management’s attention.*

In April 2012 we announced the termination of each of Mr. Prunty and Dr. Shue, the removal of Dr. Chang as the Chairman of our Board of Directors and our request that Dr. Chang resign his directorship at Optimer.  Dr. Chang’s removal as Chairman resulted from our Board of Directors’ views as to his actions in his capacity as Optimer’s representative on the Board of Directors of OBI as well as his failure to identify and effectively manage compliance, record keeping and conflict of interest issues in connection with OBI’s grant to Dr. Chang of 1.5 million shares of OBI.  The terminations of Mr. Prunty and Dr. Shue were related to the belief of our Board of Directors that both individuals failed to follow proper procedures when they became aware of potential issues related to the issuance of the OBI shares to Dr. Chang.

While the full facts are not yet known to us and are the subject of our own investigation, these events could potentially result in lawsuits being filed against us and certain of our employees and directors or we and our employees and directors could be the subject of governmental investigations or enforcement proceedings. In the event any such lawsuit is filed or investigation or proceeding is instigated there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any such lawsuit could involve the issuance of common stock or other equity, which may result in dilution to existing stockholders. Any payments or settlement arrangements could have material adverse effects on our business, operating results, and financial condition. Even if any claims against us are not successful, any related litigation, investigation or proceeding could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding may make it more difficult to finance our operations, obtain certain types of insurance (including directors and officers liability insurance), and attract and retain qualified executive officers, other employees and directors.

We recently established a sales and marketing organization and have little experience as a company in marketing drug products.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have very limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist as our exclusive co-promotion partner for DIFICID in the United States, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bicoastal organizational structure could create management challenges. The establishment and development of our own sales force to market DIFICID has been and will continue to be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize and future products we may develop or acquire. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We also compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of APEL in the APEL territory and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.*

We had 283 employees as of April 30, 2012.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  To effectively manage our operations growth and various projects, we must:

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

While we work closely with our current suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.  A reduction or interruption in our supply of fidaxomicin API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to obtain fidaxomicin in a timely or cost effective manner to maximize product sales, and could result in a breach of our supply agreement with APEL or Astellas Japan or our co-promotion agreement with Cubist, which could result in either or both of those parties terminating their respective agreements with us.

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

Our products and product candidates compete or will compete against both branded and generic antibiotic therapies. With respect to DIFICID, we face competition or will face competition from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted intravenious vancomycin “slurry” for oral administration and  metronidazole.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. For example, Cubist recently announced its intention to proceed with a Phase 3 clinical trial for its compounds, CB-183,315, as a potential treatment for CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise in research and development, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products than we do.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID currently faces steep competition from an inexpensive generic form of metronidazole in the United States.  In Europe, DIFICLIR will immediately face generic oral vancomycin competition.  DIFICID will also face competition in the United States from inexpensive generic oral vancomycin capsules, which were approved in April 2012 by the FDA. In addition, our internal market research suggests that there is increasing use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price and because vancomycin capsules may become available at a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  If we or our collaborators are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

If we fail to develop and commercialize other products or product candidates, we may be unable to grow our business.*

A key element of our strategy is to commercialize a portfolio of innovative hospital specialty products in addition to fidaxomicin.  As a significant part of our growth strategy, we intend to commenrcialize, independently or through collaboaration with a partner additional hospital products. .  The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical product candidates and products that fit into our development plans on terms that are acceptable to us. To supplement this strategy, we may also obtain rights to additional product candidates from third parties through acquisition or in-licensing transactions.

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

We rely on OBI for the development of one of our product candidates.*

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

We cannot assure you that OBI will successfully advance the development of OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreement with MSKCC, the agreement may be terminated and we may not be able to re-assume our rights under the agreement.  If the agreement with MSKCC was terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-822/821.  Moreover, we no longer maintain a controlling interest in OBI.  As a result, we have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-822/821 and complies with its obligations under the MSKCC agreement.  Finally, OBI will need additional funds to further develop and commercialize OPT-822/821, and OBI may not be able to secure adequate funding or be able to do so on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-822/821, we will not receive milestone or royalty payments with respect to this product candidate, and the value of our OBI equity position would likely diminish. To the extent we provide funds to OBI through additional equity investments or otherwise, we may need to divert funds away from our operations which could adversely affect the development and/or commercialization of our products and product candidates. Our recent termination of Dr. Shue, OBI’s president and chief executive officer and removal of Dr. Michael Chang as Chairman of our Board of Directors may also have a negative effect on our relationship with OBI and our ability to maximize the value of our ownership position in OBI or any rights we may have in OPT-822/821.

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

We have relied and currently rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we and our collaborators may not be able to obtain or maintain regulatory approval for or commercialize our product candidates.*

We have entered into agreements with third-party CROs, such as INC Research, to provide monitors for and to manage data for our clinical programs.

We and any CROs conducting clinical trials for us are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs that conduct clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.  We cannot assure you that, upon inspection, the FDA will determine that any clinical trials of our product candidates comply with GCPs.  In addition, our clinical trials must be conducted with product produced under cGMP regulations, and require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would be costly and delay the regulatory approval process and commercialization of our product candidates or could prevent us from complying with post-approval study requirements.

In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical programs.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, our clinical trials may be extended, delayed or terminated or may have to be repeated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates or our ability to comply with post-approval study requirements could be jeopardized. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

•                  our pending patent applications or the pending patent applications and issued patents we own or license may not provide us with any competitive advantages, may be designed around by our competitors, including generic drug companies, or may be held invalid or unenforceable as a result of legal challenges by third parties;

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

•                  pharmaceutical composition of fidaxomicin and use for CDI;

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

We may incur substantial costs as a result of litigation or other proceedings relating to our patent, trademark and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.*

If we or, as applicable, our commercialization partners, including APEL and Astellas Japan pursuant to their first right to enforce the patents licensed to them in the APEL territory and Japan, respectively, choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or our commercialization partner were successful in stopping the infringement of these patents.  There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making, using or selling our product candidates.  These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel.  There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents.  In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.  We have indemnified our commercialization partners, including APEL and Astellas Japan, against patent infringement claims and thus would be responsible for any of their costs associated with such claims and actions.  The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use.  The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform.  If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this.  Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

•                  our dependence on our collaborators, such as APEL and Astellas Japan, to commercialize and further develop our products in foreign countries in compliance with foreign regulatory schemes;

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(1)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc. (7)
3.3	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(2)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(4)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(5)	Optimer Pharmaceuticals, Inc. Incentive Compensation Plan.
10.2+	(5)	Optimer Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan.
10.3	(6)	Separation Agreement between Optimer Pharmaceuticals, Inc. and Tessie M. Che, dated January 10, 2012.
10.4	*	Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Inc.
10.5	*	Supply Agreement between Optimer Pharmaceuticals, Inc. and Optimer Luxembourg 2 S.à r.l.
10.6	*	Letter Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated January 31, 2012.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

*                                         Confidential treatment has been requested with respect to certain portion of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)                                  Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.

(2)                                  Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.

(3)                                  Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(4)                                  Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(5)                                  Filed with Registrant’s Annual Report on Form 18-K on February 13, 2012.

(6)                                  Filed with Registrant’s Annual Report on Form 10-K on March 8, 2012.

(7)                                  Filed with Registrant’s Current Report on Form 8-K on May 16, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 10, 2012	By:	/s/ Kurt M. Hartman
	Name:	Kurt M. Hartman
	Title:	General Counsel, Chief Compliance Officer, Senior Vice-President and Chief Financial Offier
(Duly Authorized Officer and Principal Financial and Accounting Officer)