Form 10-Q
period 2012-06-30
OPTIMER PHARMACEUTICALS INC
filed 2012-08-03
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 27, 2012 was 47,556,034 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,703,307	$31,787,512
Short-term investments	30,934,774	78,791,066
Trade accounts receivable, net	5,312,432	6,563,645
Accounts receivable, other	3,181,320	52,289,290
Inventory, net	7,962,112	3,947,380
Prepaid expenses and other current assets	2,326,122	3,781,830
Total current assets	149,420,067	177,160,723
Equity investment in OBI	29,013,792	—
Property, equipment and other, net	3,693,670	2,590,715
Long-term investments	882,000	882,000
Other assets	1,411,026	1,389,734
Total assets	$184,420,555	$182,023,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,697,835	$9,860,462
Accrued expenses	30,243,749	21,447,544
Deferred revenue	245,319	—
Total current liabilities	37,186,903	31,308,006
Deferred rent	177,874	151,141
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 75,000,000 shares authorized, 47,531,412 shares and 46,689,951 shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively	47,531	46,690
Additional paid-in capital	372,132,440	358,895,471
Accumulated other comprehensive income (loss)	1,085,248	(46,725)
Accumulated deficit	(226,209,441)	(214,992,783)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	147,055,778	143,902,653
Non-controlling interest	—	6,661,372
Total stockholders’ equity	147,055,778	150,564,025
Total liabilities and stockholders’ equity	$184,420,555	$182,023,172

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Product sales, net	$15,232,087	$—	$29,612,628	$—
Contract revenue	34,525,485	—	34,525,485	69,165,000
Other	—	33,294	2,106	144,933
Total revenues	49,757,572	33,294	64,140,219	69,309,933
Costs and expenses:
Cost of product sales	2,269,331	—	4,553,591	—
Cost of contract revenue	1,744,182	—	1,744,182	4,273,532
Research and development	11,557,217	10,290,760	22,625,184	18,668,769
Selling, general and administrative	28,856,929	14,760,723	54,379,211	26,566,998
Co-promotion expenses with Cubist	5,001,583	—	15,083,166	—
Total operating expenses	49,429,242	25,051,483	98,385,334	49,509,299
Income (loss) from operations	328,330	(25,018,189)	(34,245,115)	19,800,634
Gain on de-consolidation of OBI	—	—	23,782,229	—
Equity in net loss of OBI	(668,852)	—	(1,154,821)	—
Interest income and other, net	44,318	95,860	120,705	119,102
Consolidated net income (loss)	(296,204)	(24,922,329)	(11,497,002)	19,919,736
Net loss attributable to non-controlling interest	—	683,483	280,344	974,288
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(296,204)	$(24,238,846)	$(11,216,658)	$20,894,024
Net income (loss) per share - basic	$(0.01)	$(0.52)	$(0.24)	$0.47
Net income (loss) per share - diluted	$(0.01)	$(0.52)	$(0.24)	$0.46
Weighted average number of shares used to compute net income (loss) per share - basic	47,234,371	46,479,395	46,978,497	44,581,010
Weighted average number of shares used to compute net income (loss) per share - diluted	47,234,371	46,479,395	46,978,497	45,447,261

Comprehensive income (loss)	$(177,625)	$(23,954,597)	$(10,084,685)	$21,417,416

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net income (loss)	$(11,497,002)	$19,919,736
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	390,874	206,406
Stock-based compensation	7,058,709	4,687,680
Issuance of common stock for consulting services and other	1,923,763	2,793,514
Deferred rent	26,733	42,377
Gain on de-consolidation of OBI	(23,782,229)	—
Equity in net loss of OBI	1,154,821	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,251,213	—
Accounts receivable, other	48,889,506	(5,380,204)
Inventory	(4,014,732)	(25,405)
Prepaid expenses and other current assets	(1,131,761)	(1,369,482)
Other assets	(88,424)	(734,333)
Accounts payable and accrued expenses	8,336,602	7,126,305
Deferred revenues	245,319	—
Net cash provided by operating activities	28,763,392	27,266,594

Investing activities:
Purchases of short-term investments	—	(91,899,393)
Sales or maturities of short-term investments	38,744,220	25,165,000
Purchases of property and equipment	(1,721,109)	(1,681,166)
Reduction of cash due to de-consolidation of OBI	(4,010,680)	—
Purchase of OBI common stock	(468,748)	—
Proceeds from sale of OBI common stock	2,027,109	—
Net cash provided (used) by investing activities	34,570,792	(68,415,559)

Financing activities:
Proceeds from sale of common stock	4,255,338	82,270,022
Net cash provided by financing activities	4,255,338	82,270,022
Effect of exchange rate changes on cash and cash equivalents	326,273	419,548
Net increase in cash and cash equivalents	67,915,795	41,540,605
Cash and cash equivalents at beginning of period	31,787,512	19,861,924
Cash and cash equivalents at end of period	$99,703,307	$61,402,529

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing innovative hospital specialty products.  The Company currently markets one product in the United States and Canada, DIFICID® (fidaxomicin).  DIFICID is a macrolide antibacterial drug that is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) in adults.  CDAD is the most common symptom of Clostridium difficile infection (“CDI”).  DIFICID is approved in Canada for the treatment of CDI. Fidaxomicin also is approved in Europe for the treatment of CDI, where it is marketed by a licensee as DIFICLIR™. Optimer is pursuing regulatory approval in other territories through collaboration partners.  The Company also is moving forward with life-cycle management initiatives for fidaxomicin.

Optimer was incorporated in Delaware on November 18, 1998. Optimer has two wholly-owned subsidiaries with active operations, Optimer Pharmaceuticals Canada, Inc. (“Optimer Canada”), which is incorporated and located in Canada, and Optimer Luxembourg 2 S.à r.l. (“Optimer Europe”), which is incorporated in Luxembourg. During the first quarter of 2012, the Company established, as part of its international structure strategy, additional wholly-owned subsidiaries, including Optimer Pharmaceuticals U.S. Holdings LLC, Optimer Bermuda LP and Optimer Luxembourg 1 S.à r.l.  As of June 30, 2012, none of these additional wholly-owned subsidiaries was conducting operational activities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Prior to February 7, 2012, Optimer Biotechnology Inc. (“OBI”) was consolidated for financial reporting purposes.  All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days at the date of purchase are considered to be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value with net unrealized gains or losses reported within comprehensive income (loss).  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method. As of June 30, 2012, cash, cash equivalents and short-term investments totaled approximately $130.6 million.

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt-payment discounts, service fee arrangements and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in the Company’s consolidated balance sheet. The allowance for prompt-pay discounts and service fee arrangements was $1.4 million and $1.6 million at June 30, 2012 and December 31, 2011, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method. The Company capitalized inventory produced in preparation for product launches upon FDA approval, as costs are expected to be recoverable through the commercialization of the product.  The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales.  Net inventory consisted of the following as of the dates indicated:

	June 30,	December 31,
	2012	2011
Raw materials	$6,633,880	$1,815,696
Work in process	553,186	1,321,763
Finished goods	1,316,863	809,921
	8,503,929	3,947,380
Reserves	(541,817)	—
	$7,962,112	$3,947,380

Investment in OBI

Beginning as of February 7, 2012, the Company accounted for its investment in OBI under the equity method of accounting as the Company ceased to have voting control or other elements of control that would require consolidation. Prior to February 7, 2012, OBI was consolidated for financial reporting purposes. The investment is subsequently adjusted for the Company’s share in equity in net income (loss) and cash contributions and distributions. In addition, the Company records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets which were generated at the date of deconsolidation.  Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. As of June 30, 2012, the Company’s investment in OBI was $29.0 million.

Foreign Currency Translation

The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in operating expenses, net in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these instruments.  The fair value of available-for-sale securities is based upon quoted market prices for these securities.

Reclassifications

The Company has reclassified certain prior-period amounts to conform to the current period presentation.  Specifically, it has consolidated its sales and marketing expense and its general and administrative expenses into a single selling, general and administrative expense category.  This reclassification has no impact on the net loss from operations or stockholders’ equity as previously reported.

Net Product Sales

DIFICID is available in the United States and Canada through national and regional wholesalers that provide DIFICID to hospital and retail pharmacies and to long-term care facilities. The Company recognizes revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. The Company recognizes revenue from product sales of DIFICID upon delivery of product to the wholesalers.

The Company’s net product sales represent total product sales less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns. These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of product sales.

Product Sales Allowances.  The Company establishes reserves for prompt-payment discounts, fee-for-service arrangements, government rebates, product returns and other applicable allowances.

Allowances relate to prompt-payment discounts and fee-for-service arrangements with the Company’s contracted wholesalers and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and an increase in accrued expenses.

Prompt-payment Discounts.  The Company offers a prompt-payment discount to its contracted wholesalers.  Since the Company expects its customers will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates government-mandated rebates and discounts relating to federal and state programs such as Medicaid, Veterans’ Administration (“VA”) and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on DIFICID patient data, actual sales data and market research data related to payor mix.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to the Company’s estimated obligations to states under statutory “best price” obligations which also may include supplemental rebate agreements with certain states.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and the Company will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to the Company’s distributors.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the revenue from the related product sales is recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in the Company’s operating results in the period of the adjustment.

Product Returns.  The Company’s policy is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  The Company also permits returns if the product is damaged or defective when received by its customers. The Company will provide a credit for such returns to customers with whom the Company has a direct relationship. Once product is dispensed, it cannot be returned, but the Company allows partial returns in states where such returns are mandated. The Company does not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Contract Revenue

In order to determine the revenue recognition for contingent milestones, the Company evaluates the contingent milestones at the inception of a collaboration agreement.

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement. In connection with certain research and collaboration agreements, revenues are recognized from non-refundable up-front fees, that the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

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

None of the payments that the Company has received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Research and Development Expense

The Company expenses costs related to research and development until technological feasibility has been established for the product.  Once technological feasibility is established, all product costs are generally capitalized until the product is available for general release to customers.  The Company has determined that technological feasibility for its product candidates will be reached when the requisite regulatory approvals are obtained to make the product available for sale which, in the United States, generally occurs upon the approval of the New Drug Application (“NDA”) for such product.

The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by contract research organizations and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

When non-refundable payments for goods or services to be received in the future for use in research and development activities are made, the Company defers and capitalizes these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares and dilutive common stock equivalents then outstanding. Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants and upon the vesting of restricted stock units.

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

Segment Reporting

Our management has determined that we operate in one business segment which is the development and commercialization of pharmaceutical products.

3.     Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value as of June 30, 2012:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$98,131,193	$—	$—	$98,131,193
Marketable securities	—	29,758,727	—	29,758,727
Auction rate preferred securities	—	—	882,000	882,000
Investment in Cempra	1,176,047	—	—	1,176,047
	$99,307,240	$29,758,727	$882,000	$129,947,967

Level 1:           Quoted prices in active markets for identical assets and liabilities; or

Level 2:           Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:  Unobservable inputs.

Marketable Securities.  With the exception of auction rate preferred securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable. As of June 30, 2012, the marketable securities included government agencies and corporate bonds.

The fair value of government-related securities and corporate bonds generally are determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes and thus these securities are in Level 2.

The fair value of auction rate preferred securities is estimated by the Company using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and the expected holding period of the ARPS. The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate the security in the near term. The ARPS does not have observable inputs and thus the ARPS is included in Level 3.

Investment in Cempra.  Equity securities that have readily determinable fair values not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities.  Any unrealized gains and losses are reported in other comprehensive income until realized. In February 2012, Cempra became a publicly-traded company and, as such, the Company assigned a value to the shares it received in March 2006 (see Note 8) and recorded the entire amount as an unrealized gain. The Company considers the equity it owns in Cempra as available-for-sale.  For the quarter ended June 30, 2012, the Company recorded an unrealized gain of $227,420 and has included the fair value of $1,176,047 in short-term investments. Cempra’s stock is publicly traded and thus is in Level 1.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2012	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at June 30, 2012	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

As of June 30, 2012, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days. Although as of June 30, 2012 this ARPS continued to pay interest according to its stated terms, the market in these securities continues to be illiquid. Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized in the consolidated statement of operations an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary. The assumptions used for the discontinued cash flow model include estimates for interest rates, timing and amount of cash flows and the expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate this security in the near term.

4.     Short-term Investments

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, pricing vendors or quotes from brokers/dealers as of the dates presented.

	June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$25,727,803	$14,497	$(15)	$25,742,285
Corporate bonds	4,015,237	1,205	—	4,016,442
Investment in Cempra	—	1,176,047	—	1,176,047
	$29,743,040	$1,191,749	$(15)	$30,934,774

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agencies	$69,241,792	$106,347	$—	$69,348,139
Corporate bonds	9,429,485	13,442	—	9,442,927
	$78,671,277	$119,789	$—	78,791,066

As of June 30, 2012, we had one investment with an immaterial net unrealized loss position.

In February 2012, Cempra completed its initial public offering and the Company has determined that its equity in Cempra had readily determinable value at that time and recorded its fair value in the Company’s books. Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2012, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,743,040	$29,758,727

The weighted-average maturity of the Company’s short-term investments as of June 30, 2012 and December 31, 2011 was approximately three months and seven months, respectively.

5.              Investment in OBI

In February 2012, OBI issued 36 million newly-issued shares of its common stock resulting in gross proceeds of approximately 540 million New Taiwan dollars (approximately $18.3 million based on then-current exchange rates).  The Company did not participate in the February 2012 financing.  In March 2012, the Company sold 1.5 million shares of its equity interest in OBI.  These transactions reduced the Company’s ownership interest in OBI from a majority interest to a 42.9% interest and triggered consideration regarding whether or not to continue consolidating OBI, as well as an evaluation to consider whether OBI was a variable interest entity (‘VIE”).  As a result of its evaluation, the Company determined that OBI was not a VIE and that Optimer no longer had voting control or other forms of control over the operations and decision making of OBI. As a result of this evaluation, the Company de-consolidated OBI as of February 7, 2012 and de-recognized the OBI assets, liabilities and non-controlling interest from its financial statements. Management applied de-consolidation accounting guidance, which included analyzing Optimer’s investment in OBI at February 7, 2012 to determine the fair value on the date of de-consolidation and the related gain or loss upon de-consolidation. Based on a preliminary valuation, management determined that the fair value of Optimer’s investment in OBI at February 7, 2012 was $29.7 million.  This fair value was based primarily on OBI’s financing transaction in February 2012 in which shares of common stock were sold at approximately $0.51 per share (based on then-current exchange rates).  As a significant portion of the additional investment in OBI was made by outside investors in an arms-length transaction, management determined that this price per share approximated fair market value as of February 7, 2012. In the financing transaction, OBI sold common shares which have the same rights and preferences as the shares held by Optimer.

For the six months ended June 30, 2012, the gain attributed to the de-consolidation of OBI was $23.8 million. During the period ended June 30, 2012, Optimer provided consulting, purchasing and other services to OBI. At this time there is no written contract or agreement for services between OBI and Optimer.

As of the date of de-consolidation, the Company accounts for its investment in OBI under the equity method. The investment is subsequently adjusted for Optimer’s share in the equity in net income (loss) and cash contributions and distributions. In addition, the Company records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.  Based on a preliminary valuation, the fair value in excess of book value can be attributed to in-process research and development related to a License and Collaboration Agreement for fidaxomicin and an Intellectual Property Assignment and License Agreement related to OBI’s OPT-822/821 program (see Note 8). For the period post de-consolidation, the Company’s equity method investment in OBI has been reduced by $1.2 million to reflect its share in OBI losses during that period. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period.

On May 2, 2012, the Company purchased, at cost, 924,000 shares in OBI from the Company’s President and Chief Executive Officer for approximately $0.5 million, resulting in an increase in the fair value of the Company’s investment in OBI. As of June 30, 2012, the Company had a 43.6% ownership interest in OBI that was valued at $29.0 million.

6.              Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) — basic and diluted	$(296,204)	$(24,238,846)	$(11,216,658)	$20,894,024
Denominator:
Weighted average number of shares of common stock outstanding - basic	47,234,371	46,479,395	46,978,497	44,581,010
Effect of dilutive securities:
Restricted stock units	—	—	—	43,560
Employee stock purchase plan	—	—	—	39,381
Stock award common share equivalents	—	—	—	783,310
Weighted average number of shares of common stock outstanding - diluted	47,234,371	46,479,395	46,978,497	45,447,261
Net income (loss) per share - basic	$(0.01)	$(0.52)	$(0.24)	$0.47
Net income (loss) per share - diluted	$(0.01)	$(0.52)	$(0.24)	$0.46

For the three months ended June 30, 2012 and 2011, 4.8 million and 5.8 million, respectively, of potentially dilutive shares of common stock were not included in the diluted net income per share calculations because they would have been antidilutive.

For the six months ended June 30, 2012 and 2011, 5.0 million and 4.1 million, respectively, of potentially dilutive shares of common stock were not included in the diluted net income per share calculations because they would have been antidilutive.

7.              Stock Based Compensation

Stock Options

In November 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”).  The Company terminated and ceased granting options under the 1998 Plan upon the closing of the Company’s initial public offering in February 2007.

In December 2006, the Company’s board of directors approved the 2006 Equity Incentive Plan (“2006 Plan”) which became effective upon the closing of the Company’s initial public offering.  The 2006 Plan was succeeded by the 2012 Equity Plan (“2012 Plan”) which became effective upon approval by the Company’s stockholders on May 9, 2012. After May 9, 2012, no additional stock awards will be awarded under the 2006 Plan.  However, all outstanding stock awards granted under the 2006 Plan remain subject to the terms of the 2006 Plan.

The 2012 Plan is a continuation of the 2006 Plan.  The aggregate number of shares of the Company’s common stock that may be issued under the 2012 Plan will not exceed 11,289,455, which consists of (a) 3,400,000 new shares and (b) the number of unallocated shares remaining available for grant of new awards under the 2006 Plan as of May 9, 2012 and the shares subject to outstanding stock awards granted under the 2006 Plan that (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or repurchased at the original issuance price; or (iii) are re-acquired or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award other than a stock option or stock appreciation right.

Options granted under the 1998 Plan, the 2006 Plan and the 2012 Plan generally expire 10 years from the date of grant (five years for a 10% or greater stockholder) and vest over a period of four years.  The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Restricted Stock Units

From time to time the Company grants restricted stock units (“RSUs”) to its executives, board members and employees. RSUs are valued based on the fair market value of the Company’s stock on the date of grant.

Performance-based Stock Options and Performance-based Restricted Stock Units

In February 2012, the Compensation Committee granted to certain executives performance-based RSUs covering up to an aggregate of 250,000 shares of common stock, which vest over time beginning on the date the Company determines that a specified product revenue goal has been achieved.

In May 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of the Board.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met and, in May 2011, another of the performance criteria was met. As a result, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal vested in February 2012 and the remaining shares will vest in 36 equal monthly installments thereafter.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Chang to provide consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vested over time beginning on the dates certain regulatory filings were accepted and approved. Dr. Chang’s consulting agreement was terminated in April 2012 and, as a result, the unvested portion of the performance-based options was cancelled.  Prior to the termination of his consulting agreement, 248,437 options vested.  However, due to Dr. Chang’s continuing role as a director, his other equity awards remain outstanding and continue to vest as per the vesting term of the awards.

Employee Stock Purchase Plan

Optimer issues stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Valuations

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and applicable interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, restricted stock units and ESPP purchase rights during the three months and six months ended June 30, 2012 and 2011, using the Black-Scholes option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options	2012	2011	2012	2011
Risk-free interest rate	1.22%	2.10-3.46%	1.22-2.17%	2.10-3.46%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	6.08-8.08	6.08-9.08	6.08-8.33	5.27-9.49
Volatility	70.72-72.54%	69.13-72.20%	69.71-72.54%	69.13-73.63%

	Three Months Ended June 30,		Six Months Ended June 30,
ESPP	2012	2011	2012	2011
Risk-free interest rate	0.10-0.13%	0.14-0.16%	0.09-0.13%	0.14-0.18%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	0.5	0.5	0.5	0.5
Volatility	37.16-42.75%	41.05-44.29%	37.16-42.75%	40.01-44.29%

The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends for the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  Due to the Company’s limited historical data as a commercial entity, the Company used the historical volatility of comparable companies whose share prices are publicly available to estimate the Company’s options volatility rate.

Total stock-based compensation expense related to all of the Company’s stock options, RSUs and other stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months and six months ended June 30, 2012 and 2011, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$1,249,360	$637,374	$2,214,142	$1,312,897
Selling, general and administrative	2,704,006	1,819,622	4,826,921	3,275,332
Stock-based compensation expense	$3,953,366	$2,456,996	$7,041,063	$4,588,229

At June 30, 2012, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $28.7 million and the related weighted-average period over which such expense is expected to be recognized is approximately 3.1 years.

Optimer Biotechnology, Inc.

Stock Options

Until February 7, 2012, we consolidated OBI into our results of operations and recorded stock based compensation related to options granted by OBI. The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011
Research and development	$8,465	$27,727
Selling, general and administrative	9,181	71,724
Stock-based compensation expense	$17,646	$99,451

8.     Other Collaborative Agreements

Specialised Therapeutics Australia Pty. Ltd. (“STA”)

In June 2012, the Company entered into a distribution and license agreement with STA to register and commercialize fidaxomicin tablets in Australia and New Zealand for the treatment of Clostridium difficile infection.  Under the agreement, STA is responsible for all costs associated with the registration and commercialization of fidaxomicin tablets in Australia and New Zealand. Pursuant to the agreement, STA made a one-time payment of $500,866. Additionally, the Company is entitled to receive contingent payments, which may exceed $1.5 million, upon the achievement of cumulative net sales targets and also will receive payments for the supply of fidaxomicin tablets to STA.

The Company has assessed that the achievement of the performance conditions associated with the payments is solely based on the performance of STA and has determined that the payments do not meet the criteria for a milestone under the revised authoritative guidance for contingent milestones. We will recognize the revenue for the contingent payment when the contingency is relieved.

Astelllas Pharma Inc. (“Astellas Japan”)

In March 2012, the Company entered into a collaboration and license agreement with Astellas Japan pursuant to which the Company granted to Astellas Japan an exclusive, royalty-bearing license under certain of its know-how and intellectual property to develop and commercialize fidaxomicin in Japan.  Under the terms of the license agreement, and at its expense, Astellas Japan agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in Japan and achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in Japan.  In addition, under the terms of the license agreement, Astellas Japan granted to the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas Japan and its sublicensees in the course of developing fidaxomicin and controlled by Astellas Japan or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside Japan and, following termination of the license agreement and subject to payment by the Company of a single-digit royalties, in Japan.  In addition, under the terms of a supply agreement entered into by Astellas Japan and Optimer Europe, on the same date, Optimer Europe will be the exclusive supplier of fidaxomicin to Astellas Japan for Astellas Japan’s development and commercialization activities in Japan during the term of the supply agreement.

Under the terms of the license agreement, Astellas Japan paid the Company an up-front fee equal to $20.0 million in April 2012. The Company also is eligible to receive additional cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, the Company will be entitled to receive high-single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan. Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high-double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

The license agreement will continue in effect on a product-by-product basis until expiration of Astellas Japan’s obligation to pay royalties with respect to each fidaxomicin product in Japan, unless terminated early by either party.  Following expiration of the license agreement, Astellas Japan’s license to develop and commercialize the applicable fidaxomicin product will become non-exclusive.  Each of the Company and Astellas Japan may terminate the license agreement prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the license agreement prior to expiration in the event Astellas Japan or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it under the license agreement. Astellas Japan may terminate the license agreement prior to expiration for any reason upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to Astellas Japan (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.  The supply agreement will continue in effect until terminated by either party.  Each of Optimer Europe and Astellas Japan may terminate the supply agreement (i) upon the material breach of such agreement by the other party, (ii) upon the bankruptcy or insolvency of the other party or (iii) on a product-by-product basis following expiration of Astellas Japan’s obligation to pay the price described above with respect to the applicable fidaxomicin product, or in its entirety following expiration of Astellas Japan’s obligation to pay the price described above with respect to all fidaxomicin products.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. During the quarter ended June 30, 2012, the Company recognized $19.9 million of the $20.0 million up-front payment, as the Company determined that revenue was earned upon the delivery of license rights and related know-how.

Cubist Pharmaceuticals, Inc. (“Cubist”)

In April 2011, the Company entered into a co-promotion agreement with Cubist pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company is responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, and agreed to use commercially reasonable efforts to maintain adequate inventory and third-party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years ending July 31, 2013, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.8 million to Cubist beginning upon the commencement of the sales program of DIFICID in the United States.  Except for the first quarterly payment which the Company paid in advance, all subsequent payments are paid in arrears. Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.  In the quarter ended June 30, 2012, the Company achieved the first-year sales target and, as of June 30, 2012, accrued $10.4 million representing service fees, the $5.0 million bonus as well as a pro-rated portion of estimated gross profit on sales above the sales target which will be payable to Cubist in August 2012.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  The Company and Cubist each may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party, upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreement, subject to certain limitations, if (i) the Company withdraws DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  In addition, Cubist may terminate the agreement, subject to certain limitations, if (i) the Company experiences certain supply failures in relation to the demand for DIFICID in the United States, (ii) the Company is acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the United States or (iv) the Company fails to comply with applicable laws in performing its obligations.

The following is a summary of accrued expenses related to the Company’s co-promotion agreement with Cubist:

Expenses	Six Months Ended June 30, 2012
Target bonus and portion of gross profit payments	$7,880,000
Service fees	2,523,000
Total	$10,403,000

Astellas Pharma Europe Ltd. (“APEL”)

In February 2011, the Company entered into a collaboration and license agreement with APEL pursuant to which the Company granted to APEL an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize fidaxomicin in Europe, and certain other countries in the Middle East, Africa and the Commonwealth of Independent States (“CIS”). In March 2011, the parties amended the agreements to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the APEL territories). Under the terms of the agreement, APEL has agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in the APEL territories at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in the APEL territories.  The Company and APEL also may agree to collaborate in, and share data resulting from, global development activities with respect to fidaxomicin, in which case the Company and APEL will be obligated to co-fund such activities.  In addition, under the terms of the agreement, APEL granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by APEL and its sublicensees in the course of developing fidaxomicin and controlled by APEL or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside the APEL territories and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the APEL territories.  In addition, under the terms of a supply agreement entered into between the Company and APEL on the same date, the Company will be the exclusive supplier of fidaxomicin to APEL for APEL’s development and commercialization activities in the APEL territories during the term of the supply agreement, and APEL is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the license agreement, APEL paid the Company an up-front fee of $69.2 million in March 2011 and the Company recognized a milestone payment of 40 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR.  APEL paid the Company 50.0 million Euros in June 2012, which consisted of the 40 million Euro approval milestone payment and a 10 million Euro milestone payment for the first commercial launch of DIFICLIR in the APEL territories. The Company is eligible to receive additional cash payments totaling up to 65.0 million Euros upon the achievement by APEL of additional specified commercial milestones.

In addition, the Company will be entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICLIR products in the APEL territories, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICLIR product in the applicable country.

When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on its performance or on the occurrence of a separate outcome resulting from its performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and if achievement will result in additional payments being due.  Based on the Company’s assessment process it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty as to whether or not the milestones will be met and the achievement of the milestones is based in part on the occurrence of a separate outcome resulting from its performance.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Based on the results of the Company’s analysis, it determined that the up-front payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

The agreements with APEL will continue in effect on a product-by-product and country-by-country basis until expiration of APEL’s obligation to pay royalties with respect to each fidaxomicin product in each country in the APEL territory, unless terminated early by either party as more fully described below.  Following expiration, APEL’s license to develop and commercialize the applicable fidaxomicin product in the applicable country will become non-exclusive.  The Company and APEL each may terminate either of the agreements prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreements prior to expiration in the event APEL or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it. APEL may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to APEL (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to the Company.

Par Pharmaceuticals, Inc. (“Par”)

In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company is obligated to pay Par a 5% royalty on net sales by the Company its affiliates or its licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales by the Company or its affiliates, of fidaxomicin in the rest of the world.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by it related to the licensing of fidaxomicin.  The Company is obligated to pay each of these royalties, on a country-by-country basis, for seven years commencing on the applicable commercial launch in each such country. In March 2011, the Company paid Par $4.3 million in royalties for net revenues received by the Company under the APEL agreement.  During the second quarter, the Company paid Par $1.3 million in royalties in association with the $20.0 million up-front payment from Astellas Japan.  In the third quarter, the Company will pay Par approximately $3.0 million in royalties in connection with the milestone payments from APEL and $0.8 million from net product sales of DIFICID during the second quarter.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient (“API”).  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, fidaxomicin API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and it may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and one-half years from the date the Company obtained marketing authorization for DIFICID in the United States.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and one-half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.

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

The term of the agreement extends through December 31, 2016 and will automatically renew for subsequent two-year terms unless either party provides a timely notice of its intent not to renew or unless the agreement is terminated early pursuant to its terms. The Company and Patheon may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product, if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product or if the Company determines to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to the Company, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

Cempra Pharmaceuticals, Inc. (“Cempra”)

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra.  The Company granted to Cempra an exclusive worldwide license, except in the Association of Southeast Asian Nations (“ASEAN”), with the right to sublicense the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million. The milestone payments will be triggered upon the completion of certain clinical development milestones and in certain instances, regulatory approval of products.  The Company also may receive royalty payments based on a percentage of net sales of licensed products.

Pursuant to the agreement, Cempra also granted the Company an exclusive license whereby Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.

Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party also may terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are (i) events that can only be achieved in part on the Company’s past performance or upon the occurrence of a specific outcome resulting from the Company’s performance, (ii) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Cempra.

In February 2012, Cempra completed an initial public offering at which time the Company’s equity interest in Cempra was converted to 125,646 shares of common stock.  The Company considers its equity interest in Cempra as available-for-sale (see Note 3).

In June 2012, Cempra completed its first Phase 2 clinical trial of solithromycin (CEM101) in patients with community-acquired bacterial pneumonia, which triggered a $1.0 million milestone payment in June 2012 to the Company.  The Company recorded the $1.0 million as a receivable in the second quarter of 2012 and expects to receive the payment from Cempra during the subsequent quarter. To date the Company has recognized $1.5 million in payments from this collaboration.

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, its then wholly-owned subsidiary, to provide funding for the development of two of its early-stage programs.  The transactions with OBI included an Intellectual Property Assignment and License Agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-822/821.  In anticipation of these transactions, the Company also assigned, and OBI assumed, its rights and obligations under a related license agreement with Memorial Sloan-Kettering Cancer Center (“MSKCC”).  Under the agreement, the Company is eligible to receive up to $10.0 million in milestone payments related to the development of OPT-822/821 and also is eligible to receive royalties on net sales of any product which is commercialized under the program.  The term of the Intellectual Property Assignment and License Agreement continues until the last to expire of the certain patents assigned to and licensed by the Company to OBI.

In January 2012, the Company and OBI executed a letter of agreement which provided the Company the right of first refusal if OBI or one of its affiliates receives any offer to obtain an exclusive, royalty-bearing license (including the right to sublicense) under the OPT-822/821 patents and the OBI OPT-822/821 technology to develop, make, have made, use, sell, offer for sale, have sold and import OPT-822/821 products in a specified territory.  As consideration for the grant of the right of first refusal, the Company waived certain of OBI’s obligations under the Intellectual Property Assignment and License Agreement. The agreement expires 10 years from the effective date of the agreement.

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

The Scripps Research Institute (“TSRI”)

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

Revenues from Research Grants

The Company has one grant from the National Institute of Allergy and Infectious Diseases. This $3.0 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow-spectrum activity and potency of DIFICID against hypervirulent epidemic strains and to support additional toxicology studies.  The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support surveillance studies of C. difficile isolates across North America to compare the activity of DIFICID with existing CDAD treatments.  For the three months ended June 30, 2012 and 2011, the Company recognized revenues related to research grants of $0, and $33,294, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized revenues related to research grants of $2,106, and $144,933, respectively.

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

Overview

We are a global biopharmaceutical company currently focused on commercializing our antibiotic product DIFICID®(fidaxomicin) in the United States and Canada, and further developing other fidaxomicin products in the United States and worldwide, both by ourselves and with our partners and licensees.  DIFICID is a macrolide antibacterial drug indicated in adults 18 years of age and older for the treatment of Clostridium difficile-associated diarrhea, or CDAD.  CDAD is the most common symptom of Clostridium difficile infection, or CDI. We market DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc., or Cubist.

In December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application, or MAA, for DIFICLIR (fidaxomicin) tablets for the treatment of adults suffering with CDI in Europe. In June 2012, our collaboration partner, Astellas Pharma Europe Ltd., or APEL, achieved the first sales of DIFICLIR tablets in its European territories. In addition, in June 2012, our subsidiary, Optimer Pharmaceuticals Canada, Inc., began marketing DIFICID in Canada where we recently received marketing approval from Health Canada. We have entered into agreements with Astellas Pharma Inc., or Astellas Japan, and with Specialised Therapeutics Australia Pty. Ltd, or STA, for the development and commercialization of fidaxomicin in Japan and in Australia and New Zealand, respectively. We are pursuing regulatory approval and commercialization of fidaxomicin in other geographies outside the United States through various collaboration partners.

We were incorporated in November 1998. We have incurred significant net losses since our inception.  As of June 30, 2012, we had an accumulated deficit of $226.2 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses, and more recently expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States and Canada.  We expect to incur operating losses for at least the next two years as we commercialize DIFICID, and pursue further development of DIFICID, including conducting post-marketing studies for label expansion and continuing further development, regulatory approval and commercialization of fidaxomicin worldwide.  We may acquire or in-license additional products or product candidates, technologies or businesses that are complementary.

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

Net Product Sales

DIFICID is available in the United States only through the three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and regional wholesalers that provide DIFICID to hospital and retail pharmacies, and long-term care facilities. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize revenue from product sales of DIFICID upon delivery of product to the wholesalers.

During the six months ended June 30, 2012, the $29.6 million in net product revenue reflected a total of 12,289 DIFICID treatments shipped to wholesalers. Wholesalers shipped 11,675 DIFICID treatments to hospitals, retail pharmacies and long-term care facilities.  As of June 30, 2012, approximately 1,800 hospitals had ordered DIFICID and the number of target hospitals including DIFICID on their formularies was approaching 900.

Our net revenues represent total revenues less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns. These allowances are established by management as its best estimate, based on available information and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances.  We establish reserves for prompt-payment discounts, government rebates, product returns and other applicable allowances.

Allowances primarily relate to prompt-payment discounts and fee-for-service arrangements with our contracted wholesalers and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and an increase in accrued expenses.

Prompt-payment Discounts.  We offer a prompt-payment discount to our contracted wholesalers.  Since we expect our customers will take advantage of this discount, we accrue 100% of the prompt-payment discount that is based on the gross amount of each invoice, at the time of sale. The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  We estimate government-mandated rebates and discounts relating to federal and state programs such as Medicaid, Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  We estimate the amount of these reductions based on historical trends for similar competitive products, until such time as DIFICID patient data, actual sales data and market research data related to payor mix has reached an established steady state.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to our estimated obligations to states under statutory “best price” obligations which also may include supplemental rebate agreements with certain states.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and we will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to our distributors.  The distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and we generally will issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid out, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in our operating results in the period of the adjustment.

Product Returns.  Our policy is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  We also permit returns if the product is damaged or defective when received by its customers. We will provide a credit for such returns to customers with whom we have a direct relationship. Once product is dispensed it cannot be returned, but we allow partial returns in states where such returns are mandated. We do not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon sales of DIFICID, management experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

Contract Revenue

In order to determine the revenue recognition for contingent milestones, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Board, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (“ASC”) Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

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

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.  In connection with certain research collaboration agreements, revenues are recognized from non-refundable up-front fees, that we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of June 30, 2012, inventories consisted of $6.6 million in raw materials, $0.6 million in work in process and $1.3 million in finished goods.  During the second quarter, we reserved $0.5 million of our inventory cost.

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with clinical trials, medical affairs, compensation, including stock-based compensation, and other expenses related to research and development, including personnel costs, facilities costs and depreciation.

When non-refundable payments for goods or services to be received in the future for use in research and development activities are made, we defer and capitalize these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Stock-based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Total consolidated stock-based compensation expense of $4.0 million and $2.5 million was recognized in the three months ended June 30, 2012 and 2011, respectively.  Total consolidated stock-based compensation expense of $7.0 million and $4.7 million was recognized in the six months ended June 30, 2012 and 2011, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

Total revenues for the three months ended June 30, 2012 and 2011 were $49.8 million and $33,000, respectively, an increase of $49.8 million.  In April 2012, pursuant to our collaboration and license agreement, we received a $20.0 million up-front payment from Astellas Japan. We assessed the deliverable for stand alone value under the contract and recognized $19.9 million as contract revenue during the second quarter of 2012 upon delivery of the license know-how. A portion of the up-front payment was deferred for undelivered items.  We also recognized revenue on the 10.0 million Euros milestone payment from APEL in association with the first sales of fidaxomicin in an APEL territory.  In addition, we recognized $15.2 million of net product revenue from sales of DIFICID.  We launched DIFICID in the U.S. in July 2011 and in Canada in June 2012.

Costs and Expenses

Cost of product sales. Cost of product sales for the three months ended June 30, 2012 was $2.3 million and consisted inventory sold and royalties due to Par.

Cost of contract revenue. The $1.7 million incurred for the three months ended June 30, 2012 represented a royalty payment we paid to Par based on the revenue from the Astellas Japan up-front payment and the 10.0 million Euros milestone payment from APEL.

Research and development expense.  Research and development expense for the three months ended June 30, 2012 and 2011 was $11.6 million and $10.3 million, respectively, an increase of $1.3 million. The increase was due primarily to higher health economics and outcomes research costs.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2012 and 2011 was $28.9 million and $14.8 million, respectively, an increase of $14.1 million. The increase was due primarily to our commercialization efforts on DIFICID. We had higher headcount during the 2012 period and thus incurred higher salary expense. We also incurred higher advertising and promotion expenses as well as higher legal, consulting and other outside services.

Co-promotion expenses with Cubist. The $5.0 million in the quarter ended June 30, 2012 represented certain expenses that may be due Cubist under our April 2011 DIFICID co-promotion agreement. We did not incur similar expenses in the three months ended June 30, 2011.

Equity in net loss of OBI. The $0.7 million represented the loss recognized in our investment in OBI using the equity method. We did not have a similar loss for the same period in the prior year.

Interest income and other, net. Net interest income and other of $44,000 for the three months ended June 30, 2012 was relatively consistent with the $96,000 for the three months ended June 30, 2011.

Net loss attributable to non-controlling interest. We did not incur a net loss attributable to non-controlling interest for the three months ended June 30, 2012 as OBI was not consolidated in our financial statements during the period. During 2011, such amount represented the non-controlling interest’s proportionate share of OBI’s net losses.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

Total revenues for the six months ended June 30, 2012 and 2011 were $64.1 million and $69.3 million, respectively. In 2012, our revenues were made up of $29.6 million in DIFICID product sales and $34.5 million in contract revenue. The decrease of $5.2 million was primarily due to the $69.2 million up-front payment we received from APEL in the first quarter of the 2011, partially offset by the receipt in April 2012 of the $20.0 million up-front payment from Astellas Japan and the 10.0 million Euro milestone payment from APEL in association with the first commercial sale of DIFICLIR in an APEL territory.  In addition, we recognized $29.6 million of net product sales of DIFICID in the six months ended June 2012.  We launched DIFICID in the U.S. in July 2011 and in Canada in June 2012.

Costs and Expenses

Cost of product sales. Cost of product sales for the six months ended June 30, 2012 was $4.6 million and consisted of inventory sold and royalties due to Par on net sales of DIFICID.

Cost of contract revenue. Cost of contract revenue for the six months ended June 30, 2012 and 2011 was $1.7 million and $4.3 million, respectively, a decrease of $2.6 million.  The decrease is due to lower collaboration revenue in the current period as compared to the same period in the prior year.

Research and development expense.  Research and development expense for the six months ended June 30, 2012 and 2011 was $22.6 million and $18.7 million, respectively, an increase of $3.9 million. The increase was primarily due to higher health economics and outcomes research, medical affairs, medical education, pharmacovigilance and publication expenses.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2012 and 2011 was $54.4 million and $26.6 million, respectively, an increase of $27.8 million. The increase was primarily due to our commercialization efforts on DIFICID. We had higher headcount during the 2012 period and thus incurred higher salary expense. We also incurred higher advertising and promotion expenses as well as higher legal, consulting and other outside services.

Co-promotion expenses with Cubist. The $15.1 million represented certain expenses that may be due Cubist under our April 2011 DIFICID co-promotion agreement. Based on the level of sales to date and the estimated continued growth in revenues, Optimer achieved the first year sales target and has accrued $10.4 million, representing the quarterly service fee and a pro-rated portion of the $5.0 million bonus payment as well as pro-rated portion of gross profit. We did not incur similar expenses in the six months ended June 30, 2011.

Gain on de-consolidation of OBI. The $23.8 million represented the gain on the de-consolidation of OBI.  We did not have a similar gain in the six months ended June 30, 2011.

Equity in net loss of OBI. The $1.2 million represented the loss recognized in our investment in OBI using the equity method. We did not have a similar loss in the six months ended June 30, 2011.

Interest income and other, net. Net interest income and other of $121,000 for the six months ended June 30, 2012 was relatively consistent with the $119,000 for the six months ended June 30, 2011.

Net loss attributable to non-controlling interest. Net loss attributable to non-controlling interest for the six months ended June 30, 2012 and 2011 was approximately $0.3 million and $1.0 million, respectively, a decrease of $0.7 million. The $0.3 million represented approximately one month of non-controlling interest prior to deconsolidation of OBI on February 7, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Prior to our launch of DIFICID in July 2011, our operations were financed primarily through the sale of equity securities.  Through June 30, 2012, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock in various private and public financing transactions. Since July 2011, we entered into collaboration and license agreements and received a total of approximately $155.3 million from up-front and milestone payments pursuant to the agreements. Through June 30, 2012, we have generated $51.1 million of net products sales.

Until required for operations, we invest a substantial portion of our available funds in money market funds, U.S. government instruments and other readily marketable debt instruments, almost all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of June 30, 2012, our consolidated cash, cash equivalents and short-term investments totaled approximately $130.6 million as compared to $110.6 million as of December 31, 2011, an increase of approximately $20.1 million.  The increase in our cash, cash equivalents and short-term investments was primarily due to the receipt of 50.0 million Euros in June 2012 as a result of attaining EMA approval and the commercial launch of DIFICLIR in the APEL territories. We also received a $20.0 million up-front payment from Astellas Japan pursuant to our collaboration and license agreement.  The increase is offset by day-to-day operating expenses as well as the exclusion of OBI’s cash and cash equivalents as a result of the deconsolidation of OBI in February 2012.

Although we started selling DIFICID in July 2011, we cannot be certain if, when or to what extent we will receive meaningful cash inflows from our commercialization activities.  We expect our commercialization expenses to be substantial and to increase over the next few years. We also expect to continue to incur development expenses as we pursue life-cycle management opportunities for DIFICID.

In March 2012, we entered into a collaboration and license agreement with Astellas Japan pursuant to which we granted to Astellas Japan an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Japan. Under the terms of the license agreement, Astellas Japan paid to us an up-front fee equal to $20.0 million which we received in April 2012. We are also eligible to receive additional cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, we will be entitled to receive high single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan. Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

In April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.8 million to Cubist which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  Based on the level of sales to date, we achieved the first year sales target and as of June 30, 2012, accrued $10.4 million representing service fees, the $5.0 million bonus as well as a portion of estimated gross profit on sales above the sales target which will become due to Cubist in August 2012.

In February 2011, we entered into a collaboration and license agreement with APEL pursuant to which we granted to APEL an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in the APEL territories. Under the terms of the license agreement, APEL paid to us an upfront fee of $69.2 million in March 2011 and we recognized a milestone payment of 40.0 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR. APEL paid to us 50.0 million Euros in June 2012 which consisted of the 40.0 million Euro approval milestone payment and a 10.0 million Euro milestone for the first commercial launch of DIFICLIR in the APEL territories. We are eligible to receive additional cash payments totaling up to 65.0 million Euros upon the achievement by APEL of specified commercial milestones.  In addition, we will be entitled to receive escalating double-digit royalties ranging from the high-teens to low-twenties on net sales of fidaxomicin products in the APEL territories, which royalties are subject to reduction in certain, limited circumstances.  We expect to begin receiving royalties in the third quarter based on the recent commercial launch of DIFICLIR in Europe. Such royalties will be payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

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

In February 2007, we repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion of the second pivotal Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us, our affiliates, or our licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales by us or our affiliates, of fidaxomicin in the rest of the world.  In addition, in the event we licenses our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues received related to fidaxomicin.  We are obligated to pay each of these royalties, on a country-by-country basis, for seven years commencing on the applicable commercial launch in each such country. In March 2011, we paid Par $4.3 million in royalties for net revenues received by us under the APEL agreement.  During the second quarter, we paid Par $1.3 million in royalties in association with the $20.0 million up-front payment from Astellas Japan.  In the third quarter, we expect to pay Par approximately $3.0 million in royalties in connection with the milestone payments from APEL and $0.8 million from net product sales of DIFICID in the second quarter of 2012.

Funding Requirements

Our future capital requirements depend on numerous factors including, but not limited to, the following:

•                  our ability to successfully market and sell DIFICID in the United States and Canada and the ability of our collaborators to market other fidaxomicin products in countries outside the United States and Canada;

•                  the costs of establishing, maintaining and managing our commercial infrastructure including our sales and distribution capabilities and the timing of such efforts;

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

•                  our decision to partner or license fidaxomicin or commercialize fidaxomicin ourselves in countries where we currently do not have a collaboration partner or our own presence;

•                  the costs of preparing and pursuing applications for regulatory approvals and the timing of such approvals;

•                  the costs involved in prosecuting, enforcing or defending patent claims or other intellectual property rights; and

•                  the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

We believe that our existing cash and cash equivalents, and cash flows from DIFICID sales will be sufficient to meet our capital requirements for at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, revenues from sales of DIFICID in the United States and revenues from collaboration agreements.  In addition, we may finance future cash needs through the sale of additional equity securities, new collaboration agreements or debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements, in obtaining new government grants or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

The capital markets continue to be volatile which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our planned commercialization activities and development programs, relinquish some or even all of our rights to product candidates at an earlier stage of development or negotiate less favorable terms for rights to our products or product candidates than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of June 30, 2012 consisted primarily of money market funds and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended June 30, 2012 would have resulted in an approximately $6,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Fair Value Measurements

All of our investment securities are available-for-sale securities and are reported on the consolidated balance sheet at market value except for one auction rate preferred security, or ARPS, with a par value of approximately $1.0 million. As a result of the negative conditions in the global credit markets, our ARPS currently is not liquid.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until the security is redeemed by the issuer or it matures.

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

We established subsidiaries in Canada, Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, and in Luxembourg, Optimer Luxembourg 2 S.à.r.l., or Optimer Europe, and we expect Optimer Canada’s and Optimer Europe’s transactions to be denominated primarily in Canadian dollars and Euros, respectively.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar the Canadian dollar and the Euro.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of the other currencies to be material to our results of operations.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  During the quarter ended June 30, 2012, we experienced some personnel changes including the departure of our prior Chief Financial Officer in April 2012.  The roles and responsibilities of the former Chief Financial Officer related to internal control over financial reporting were performed by our Acting Chief Financial Officer and various consultants while we conducted a search for a new Chief Financial Officer. In June 2012, we replaced our Acting Financial Officer with a new Chief Financial Officer. Such personnel changes during the quarter ended June 30, 2012 did not materially affect, nor are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.*

Our success depends on our ability to effectively commercialize our only product, DIFICID, which was approved by the FDA in May 2011, for the treatment of CDAD in adults 18 years of age and older.  We launched DIFICID in the United States in July 2011 and launched DIFICID in Canada in June 2012 following our receipt of Canadian marketing approval. Our ability to effectively commercialize and generate revenues from DIFICID will depend on several factors, including:

•                  our ability to create market demand for DIFICID through our own marketing and sales activities as well as through our co-promotion agreement with Cubist;

•                  the ability of our collaboration partners to successfully commercialize fidaxomicin outside the United States and Canada;

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

•                  Cubist and we may not be successful in coordinating our respective sales and promotion activities under the co-promotion agreement, which could lead to inefficiencies, the failure to maximize DIFICID sales in the Unites States, and/or disagreements between Cubist and us;

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

We are dependent on our collaboration agreements with various third parties to commercialize and further develop fidaxomicin in territories outside the United States and Canada.  The failure to maintain these agreements or the failure of our collaboration partners to perform their obligations under their respective agreements, could negatively impact our business.*

Pursuant to the terms of our collaboration agreements, we granted to third parties, including APEL, Astellas Japan and STA, exclusive rights to develop and commercialize fidaxomicin in various territories outside the United States and Canada, including Europe, Japan and Australia. We also have entered into supply agreements with our collaboration partners pursuant to which we are obligated to supply our partners all of their requirements of fidaxomicin for such development and commercialization activities.  Consequently, our ability to generate any revenues from fidaxomicin in territories outside the United States and Canada depends on our collaboration partners’ ability to obtain regulatory approvals for and successfully commercialize fidaxomicin in their respective territories.  We have limited control over the amount and timing of resources that our collaboration partners will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration agreements including:

•                  our collaboration partners may not comply with applicable regulatory guidelines with respect to developing or commercializing fidaxomicin, which could adversely impact sales or future development of fidaxomicin in the Astellas territory and/or Japan;

•                  our collaboration partners could disagree as to future development plans and our collaboration partners may delay future clinical trials or stop a future clinical trial;

•                  there may be disputes between our collaboration partners and us, including disagreements regarding the applicable collaboration agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of fidaxomicin and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•                  because the milestone and royalty payments in the collaboration agreement with APEL are stated in terms of Euros but paid to us in U.S. Dollars, the amounts of any milestone or royalty payments that may be paid to us under the collaboration agreement could be less than what we expect, depending on the applicable exchange rate at the time of such payments;

•                  our collaboration partners may not provide us with timely and accurate information regarding sales and marketing activities and supply forecasts, which could adversely impact our ability to comply with our supply obligations to our collaboration partners and manage our own inventory of fidaxomicin, as well as our ability to generate accurate financial forecasts;

•                  business combinations or significant changes in our collaboration partners’ business strategy may adversely affect our collaboration partners’ ability or willingness to perform their respective obligations under our collaboration and supply agreements;

•                  our collaboration partners may not properly maintain or defend our intellectual property rights in the their respective territories or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation;

•                  the payments we are eligible to receive from our collaboration partners may be reduced or eliminated based upon our collaboration partners’ and our ability to maintain or defend our intellectual property rights and the presence of generic competitors in the applicable territories;

•                  limitations under certain of our collaboration agreements on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with fidaxomicin could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if our collaboration partners are unsuccessful in obtaining regulatory approvals for or commercializing fidaxomicin in the their respective territories, we may not receive any payments under the applicable collaboration agreement and our business prospects and financial results may be materially harmed.

Our collaboration and supply agreements are subject to early termination, including through our collaboration partners’ right to terminate without cause upon advance notice to us.  If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of fidaxomicin in the applicable territory on acceptable terms, or at all, and we may be unable to pursue continued commercialization or development of fidaxomicin in the applicable territory on our own.

We may enter into additional agreements for the commercialization of fidaxomicin or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Other than our existing collaboration agreements, we may not be able to enter into acceptable agreements to commercialize fidaxomicin outside of the United States and Canada or if, needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development of and potentially commercialize fidaxomicin outside of the United States and Canada through collaboration arrangements with third parties, such as our collaborations with APEL, Astellas Japan and STA, or independently.  We may be unable to enter into additional collaboration arrangements in international markets.  In addition, there can be no guarantee that our existing collaboration partners or any other parties with which we may enter into collaboration arrangements will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own. If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects. If we are unable to enter into additional collaboration arrangements for development of fidaxomicin in countries outside of the United States and Canada, or if we otherwise decide to market fidaxomicin ourselves in these countries, we will need to develop our own marketing and sales force to market fidaxomicin in these territories to hospital-based and long-term care physicians.  These efforts, may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2012, we had an accumulated deficit of approximately $226.2 million.  We have generated limited revenues from product sales and collaborations to date and we expect our expenses to continue to be significant in the near-term as we execute the commercial launch of DIFICID due to, among other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement and as we pursue additional research and development activities, including potential additional indications and life-cycle management projects for DIFICID. We have funded our operations through June 30, 2012 from the sale of approximately $333.8 million of our equity securities and through payments received under collaborations with partners or government grants and product revenues from sales of DIFICID. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  Our collaborators or we may never successfully commercialize our product candidates, including fidaxomicin outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

The commercial success of DIFICID and any other products we develop or acquire will depend upon attaining significant market acceptance among physicians, hospitals, patients, healthcare payors and the medical community.*

Even after approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe any of our products, which would prevent us from generating revenues or becoming profitable.  Market acceptance of our products by physicians, hospitals, patients and healthcare payors generally will depend on a number of factors, many of which are beyond our control, including:

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

•                  the extent to which bacteria develop resistance to the product, thereby limiting its efficacy in treating or managing infections;

•                  whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•                  the availability of adequate reimbursement by third parties, such as insurance companies and other healthcare payors;

•                  patients’ compliance in filling prescriptions;

•                  limitations or warnings contained in a product’s FDA-approved labeling;

•                  relative convenience and ease of administration; and

•                  prevalence and severity of adverse side effects.

With respect to DIFICID specifically, successful commercialization will depend on whether and to what extent physicians, pharmacists, long-term care facilities and hospital pharmacies, over whom we have no control, determine to utilize DIFICID. The sale of DIFICID to each hospital is to a large extent dependent upon the addition of DIFICID to that hospital’s list of approved drugs, or formulary list, by the hospital’s Pharmacy and Therapeutics, or P&T, committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at various hospitals varies considerably, and P&T committees often require additional information to aide in their decision-making process, so we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of DIFICID will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist adding DIFICID to the formulary, or to implement restrictions on the usage of the drug in order to control costs. We cannot guarantee that we will be successful in getting additional approvals from P&T committees in a timely manner or at all, and the failure to do so will limit our ability to optimize hospital sales of DIFICID.

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

The FDA or foreign regulatory authorities also may impose ongoing requirements for potentially costly post-approval studies for any approved product. For example, as a condition of the FDA’s approval of DIFICID, we are required to conduct a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients and a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.  Depending on the outcome of the studies, we may be unable to expand the indications for DIFICID or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID.

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

•                  federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•                  federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, also may violate false claims laws.

Recent healthcare reform legislation also has strengthened these laws.  For example, the recently enacted PPACA, among other things, amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  We also expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business.  The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

Our product sales depend on adequate coverage and reimbursement from third-party payors.*

Sales of DIFICID by our collaboration and us are, and sales of any future approved products will be, dependent on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans. Our collaborators and we rely in large part on the reimbursement coverage by federal and state sponsored government programs, such as Medicare and Medicaid in the United States, which are increasingly challenging prices charged and the cost-effectiveness of medical products.  These practices may be further exacerbated by future healthcare reform measures.  In addition, many healthcare providers, such as hospitals, receive a fixed reimbursement amount per procedure or other treatment therapy based on a prospective payment system, and these amounts are not necessarily based on the actual costs incurred.  As a result, these healthcare providers may be inclined to choose the least expensive therapies.  We cannot guarantee that our potential customers will find the reimbursement amounts sufficient to cover the costs of our products, including DIFICID.

We have licensed rights to develop and commercialize fidaxomicin in Europe and certain other territories to our collaboration partners.  In the event our collaborators or we, including APEL, seek approvals to market fidaxomicin in other non-U.S. territories, our collaborators or we will need to work with the government-sponsored healthcare entities in Europe and each other foreign country, as applicable, that are the primary payers of healthcare costs in such regions.  Certain government payers may regulate prices, reimbursement levels and/or access to fidaxomicin or any future products to control costs or to affect levels of use of the product.

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

If our collaborators or we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have or license rights in international markets, our market opportunities will be limited.*

The ability of our collaborators and us to sell our product candidates outside of the United States is subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the marketing of the product candidate in those countries. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our collaborators’ or our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others. We could experience significant delays and difficulties and incur significant costs in obtaining foreign regulatory approvals in the territories for which we retain commercialization rights.

Other than DIFICLIR’s approval by the EMA in Europe and DIFICID’s approval in Canada, none of our product candidates is approved for sale in any international market. If our collaborators or we fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and face an even greater risk related to the sale of commercial products, such as DIFICID.  An individual may bring a liability claim against us if one of our products or product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities.  Regardless of merit or eventual outcome, product liability claims may result in:

•                  significant litigation costs;

•                  substantial monetary awards, to or costly settlement with, patients;

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

Our ability to market products is dependent upon physician and patient perceptions of us and the safety and quality of our products. We could be adversely affected if we or our products and product candidates are subject to negative publicity.  We also could be adversely affected if any of our products or product candidates or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients.  Also, because of our dependence upon physician and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

We have product liability insurance that covers our commercial product as well as global clinical trial liability insurance.  Our current or future insurance coverage may prove insufficient to cover any liability claims brought against us.  Because of the increasing costs of insurance coverage, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

If we fail to obtain additional financing, we may be unable to commercialize DIFICID and develop and commercialize other product candidates.*

We may require additional capital to fully commercialize DIFICID and any future products for which we obtain regulatory approval or acquire or in-license.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may require us to pledge our assets as collateral or involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could negatively impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly scale back our commercialization activities for DIFICID in the United States and Canada or significantly delay, scale back or discontinue the development of one or more of our product candidates or research and development initiatives.

To the extent we require addition resources to successfully commercialize DIFICID, and we are unable to raise additional capital or are unable to effectively collaborate with additional partners for the commercialization of DIFICID, we will not generate significant revenues from sales of this product and our business will be harmed materially.

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

As a result of events we are still investigating, it is possible that we and certain of our current and former employees and directors may be named as defendants in future litigation or as subjects of government investigations or future enforcement proceedings that could result in substantial costs and divert management’s attention.*

In April 2012 we announced the termination of each of our then - Chief Financial Officer, Mr. Prunty, and our then - Vice President, Clinical Development, Dr. Shue, the removal of Dr. Chang as the Chairman of our Board of Directors and our request that Dr. Chang resign his directorship at Optimer.  Dr. Chang’s removal as Chairman resulted from our Board of Directors’ views as to his actions in his capacity as Optimer’s representative on the Board of Directors of OBI as well as his failure to identify and effectively manage compliance, record keeping and conflict of interest issues in connection with OBI’s grant to Dr. Chang of 1.5 million shares of OBI. The terminations of Mr. Prunty and Dr. Shue were related to the belief of our Board of Directors that both individuals failed to follow proper procedures when they became aware of potential issues related to the issuance of the OBI shares to Dr. Chang.

While the full facts are not yet known to us and are the subject of our own investigation, these events could potentially result in lawsuits being filed against us and certain of our employees and directors or we and our employees and directors could be the subject of governmental investigations or enforcement proceedings. In the event any such lawsuit is filed or investigation or proceeding is instigated there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any such lawsuit could involve the issuance of common stock or other equity, which may result in dilution to existing stockholders. Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related litigation, investigation or proceeding could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding may make it more difficult to finance our operations, obtain certain types of insurance (including directors and officers liability insurance) and attract and retain qualified executive officers, other employees and directors.

We recently established a sales and marketing organization and have little experience as a company in marketing drug products.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have very limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bi-coastal organizational structure could create management challenges. The establishment and development of our own sales force to market DIFICID has been and will continue to be expensive and time consuming, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize and future products we may develop or acquire. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of APEL in Europe and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.*

We had 287 employees as of July 27, 2012.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  To effectively manage our operations growth and various projects, we must:

•                  ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results and meet expected deadlines;

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our products and product candidates, including DIFICID.  If these manufacturers fail to provide our collaborators and us with adequate supplies of commercial product and clinical trial materials or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the API for fidaxomicin and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including DIFICID. Biocon is our sole source for the commercial manufacturing of fidaxomicin API and Patheon is our sole source of supply for finished fidaxomicin drug supply. We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

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

While we work closely with Biocon and Patheon to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful, and we do not have secondary sources of supply to replace these third parties.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.  A reduction or interruption in our supply of fidaxomicin API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to obtain fidaxomicin in a timely or cost effective manner to maximize product sales, and could result in a breach of our supply agreement with APEL or Astellas Japan or our co-promotion agreement with Cubist, which could result in either or both of those parties terminating their respective agreements with us.

In addition, our collaborators, we and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin API and rely on Patheon to manufacture the drug product supplies.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. The manufacturing facilities of Biocon and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s or Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  Our collaborators and we have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon and Patheon, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, our collaborators and we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our products, which would significantly harm our business and prospects.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

Our products and product candidates compete or will compete against both branded and generic antibiotic therapies. With respect to DIFICID, we face competition from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted intravenious vancomycin “slurry” for oral administration and metronidazole.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. For example, Cubist recently announced the initiation of a Phase 3 clinical trial for its compound, CB-183,315, as a potential treatment for CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise than we do in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID currently faces direct competition from an inexpensive generic form of metronidazole in the United States.  In Europe, DIFICLIR immediately will face generic oral vancomycin competition.  In addition, our internal market research suggests that there is continued significant use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price and because vancomycin capsules may become available at a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  If our collaborators or we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

Our future growth depends on our ability to identify and acquire or in-license products.  If we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.*

An important part of our business strategy is to continue to develop a pipeline of product candidates by developing new indications for fidaxomicin or by acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit for our business.  Future in-licenses or acquisitions, however, may entail numerous operational and financial risks, including:

•                                    exposure to unknown liabilities;

•                                    disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•                                    incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions or licenses;

•                                    higher than expected acquisition and integration costs;

•                                    difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                                    impairment of relationships with key suppliers, customers or partners of any acquired businesses due to changes in management and ownership; and

•                                    inability to retain key employees of any acquired businesses.

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

We rely on OBI for the development of one of our product candidates.*

In October 2009, we completed a number of transactions involving our then-wholly owned subsidiary, OBI, including the sale of 40% of our ownership interest in OBI to various third party investors.  In connection with these transactions, we assigned to OBI, and OBI assumed from us, our rights and obligations under our license agreement with MSKCC related to our OPT-822/821 product candidate. We also assigned to OBI certain of our intellectual property and know-how related to this product candidate. In exchange for these assignments, we have the right to receive certain milestone or royalty payments relating to OPT-822/821.

We cannot assure you that OBI will successfully advance the development of OPT-822/821.  In addition, if OBI does not comply with its obligations under the agreement with MSKCC, the agreement may be terminated and we may not be able to re-assume our rights under the agreement.  If the agreement with MSKCC were terminated and we were unable to re-assume our rights, we would not be able to pursue further development of OPT-822/821.  Moreover, we no longer maintain a controlling interest in OBI.  As a result, we have to rely on OBI’s contractual obligations, including under our Intellectual Property Assignment and License Agreement, to ensure that OBI continues development of OPT-822/821 and complies with its obligations under the MSKCC agreement.  Finally, OBI will need additional funds to further develop and commercialize OPT-822/821, and OBI may not be able to secure adequate funding or be able to do so on terms you or we believe are favorable.  If OBI is unable to raise additional funds to continue operations, or otherwise fails to advance the development of OPT-822/821, we will not receive milestone or royalty payments with respect to this product candidate, and the value of our OBI equity position would likely diminish. To the extent we provide funds to OBI through additional equity investments or otherwise, we may need to divert funds away from our operations which could adversely affect the development and/or commercialization of our products and product candidates. Our recent termination of Dr. Shue, OBI’s president and chief executive officer and removal of Dr. Michael Chang as Chairman of our Board of Directors also may have a negative effect on our relationship with OBI and our ability to maximize the value of our ownership position in OBI or any rights we may have in OPT-822/821.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing.  In addition, sub-analysis of clinical trial data may reveal limitations even though top-line results are positive.  The type and amount of clinical data necessary to gain regulatory approval also may change during or after completion of clinical trials or we may inaccurately characterize such requirements. Moreover, we cannot guarantee that the FDA or comparable foreign regulatory authorities will agree with our interpretation of clinical trial data, or find such data sufficient to grant product approval. There are also risks that post-approval clinical trials we agreed to conduct or otherwise plan to conduct with respect to DIFICID will not yield positive results, which would impair our ability to continue marketing DIFICID in the United States.

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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing antibiotics that have established safety and efficacy profiles or with administering placebo to patients in our placebo-controlled trials.  Further, a clinical trial may be suspended or terminated by us, our collaborators, the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.  If we experience delays in the completion of, or termination of, any clinical trial, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from any of these product candidates will be delayed.  In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues.  Any of these occurrences may significantly harm our business, financial condition and prospects.

We may be required to suspend or discontinue clinical trials due to adverse events, adverse side effects or other safety risks that could preclude approval of our product candidates or negatively affect sales of any marketed product.

Our clinical trials may be suspended at any time for a number of reasons.  We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants.  In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.  In our Phase 3 clinical trials of DIFICID, the most common drug-related side effects reported were nausea, vomiting, constipation, anorexia, headache and dizziness.  If adverse, drug-related events are encountered or suspected, our trials would be interrupted, delayed or halted and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications.  Adverse events encountered in any post-approval studies also may harm our efforts and those of our collaborators to market our product candidates or could result in withdrawal of regulatory approvals.  Even if we believe our product candidates are safe, our data is subject to review by the FDA, which may disagree with our conclusions and delay or deny approval of our product candidates which would significantly harm the commercial prospects of such product candidates.  Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse side effects as a result of participating in our clinical trials.  Any of these occurrences may significantly harm our business and prospects.

We have relied and currently rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our collaborators and we may not be able to obtain or maintain regulatory approval for or commercialize our product candidates.*

We have entered into agreements with third-party CROs to provide monitors for and to manage data for our clinical programs.

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

In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical programs.  These CROs also may have relationships with other commercial entities, including our competitors, for whom they also may be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated or may have to be repeated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates or our ability to comply with post-approval study requirements could be jeopardized. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

In March 2010, PPACA became law in the U.S. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•                                    an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

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

•                                    a new requirement to report annually drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

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

We also cannot be certain that DIFICID or any future approved products will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for any future products, which will be determined by market factors. Many states also have created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If DIFICID or any future products are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of the PPACA and the trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They also may refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for DIFICID.  We also anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our third-party manufacturers’ activities and, to a lesser extent, our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our products and product candidates and other hazardous compounds. Our manufacturers and we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  We currently have insurance coverage for damage claims arising from contamination on our property.  These amounts may not be sufficient to adequately protect us from liability for damage claims relating to contamination.  If we are subject to liability exceeding our insurance coverage amounts, our business and prospects would be harmed.  In the event of an accident, state or federal authorities may also curtail our use of these materials and interrupt our business operations.

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

Risks Related to Our Intellectual Property

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we may not be able to ensure their protection.*

Our commercial success will depend, in part, on obtaining and maintaining patent protection and trade secret protection of the use, formulation and structure of our products and product candidates, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges, including those from generic drug manufacturers.  Our ability to protect our product and product candidates from unauthorized making, using, selling, offering to sell or importing by third parties is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

•                  our licensors and we might not have been the first to make the inventions covered by our patents and patent applications or the pending patent applications and issued patents of our licensors;

•                  our licensors or we might not have been the first to file patent applications for these inventions;

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

We have 13 pending patent applications and five issued patents related to fidaxomicin from the United States Patent and Trademark Office or U.S.P.T.O. These patents and patent applications related to fidaxomicin encompass various topics relating to:

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

•                  formulation; and

•                  fidaxomicin-related compounds, including metabolites, e.g. OP-1118 (issued in the U.S.).

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

If our licensees or we fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

We may incur substantial costs as a result of litigation or other proceedings relating to our patent, trademark and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.*

If we or, as applicable, our commercialization partners pursuant to their first right to enforce the patents licensed to them in their respective territories, choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or our commercialization partner were successful in stopping the infringement of these patents.  There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making, using or selling our product candidates.  These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel.  There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents.  In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents.  We have indemnified our commercialization partners against patent infringement claims and thus would be responsible for any of their costs associated with such claims and actions.  The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use.  The coverage of patents is subject to interpretation by the courts and the interpretation is not always uniform.  If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this.  Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our licensors’ issued patents or our pending applications or our licensors’ pending applications, or that we or our licensors were the first to invent the technology.  Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours.  Any such patent application may have priority over our or our licensors’ patent applications and could further require us to obtain rights to issued patents covering such technologies.  If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. PTO to determine priority of invention in the United States.  The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

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

•                  our dependence on our collaborators, such as APEL, Astellas Japan and STA, to commercialize and further develop our products in foreign countries in compliance with foreign regulatory schemes;

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

•                  new products or services introduced or announced by us or our commercialization partners, or our competitors, and the timing of these introductions or announcements;

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

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated and/or disproportionate to the operating performance of those companies.  These broad market and industry factors may significantly harm the market price of our common stock, regardless of our operating performance.  In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies.  Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could significantly harm our business, financial condition and prospects.

Future sales of our common stock in the public market could cause our stock price to decline.*

We have registered all common stock that we have issued under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to any applicable restrictions under the securities laws. In addition, certain of our directors and executive officers have established, and others may in the future establish, programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we will continue to incur significant legal, accounting and other expenses.  In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, or Nasdaq, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.  For example, these rules and regulations make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs in the future to maintain the same or similar coverage.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to perform an evaluation of our internal controls over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal controls over financial reporting. While we anticipate maintaining the integrity of our internal controls over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on the market price of our stock.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(1)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc.
3.3	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(4)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(5)	Registration Rights Agreement, dated October 23, 2007, by and between Optimer Pharmaceuticals, Inc. and the purchasers listed on the signature pages thereto.
10.1	(6)+	Offer letter between Optimer Pharmaceuticals, Inc. and Stephen W. Webster dated May 30, 2012.
10.2*		Second Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated May 20, 2011.
10.3	+	Separation Agreement between Optimer Pharmaceuticals, Inc. and John D. Prunty dated April 6, 2012.
10.4	(2)+	Optimer Pharmaceuticals, Inc. 2012 Equity Incentive Plan.
10.5	+	Form of Option Grant Notice and Agreement under 2012 Equity Incentive Plan.
10.6	+	Form of Employee Restricted Stock Unit Notice and Agreement under 2012 Equity Incentive Plan.
10.7	+	Form of Director Restricted Stock Unit Notice and Agreement under 2012 Equity Incentive Plan.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(1)                             Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 January 22, 2007.

(2)                             Filed with Registrant’s Current Report on Form 8-K on May 10, 2012.

(3)                             Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(4)                             Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 February 5, 2007.

(5)                             Filed with Registrant’s Current Report on Form 8-K on October 29, 2007.

(6)                             Filed with Registrant’s Current Report on Form 8-K on June 5, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 3, 2012	By:	/s/ Stephen W. Webster
	Name:	Stephen W. Webster
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)