Form 10-Q
period 2012-09-30
OPTIMER PHARMACEUTICALS INC
filed 2012-11-02
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 001-33291

OPTIMER PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0830300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Hudson Street, Suite 3501
Jersey City, NJ  07302

(Address of principal executive offices, including zip code)

(201) 333-8819
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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2012 was 47,690,774 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2012

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,872,487	$31,787,512
Short-term investments	11,339,862	78,791,066
Trade accounts receivable, net	6,240,170	6,563,645
Accounts receivable, other	1,675,091	52,289,290
Inventory, net	13,279,904	3,947,380
Prepaid expenses and other current assets	1,761,757	3,781,830
Total current assets	121,169,271	177,160,723
Equity investment in OBI	28,319,359	—
Property, equipment and other, net	3,990,520	2,590,715
Long-term investments	882,000	882,000
Other assets	1,420,841	1,389,734
Total assets	$155,781,991	$182,023,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,601,742	$9,860,462
Accrued expenses	19,447,265	21,447,544
Deferred revenue	154,416	—
Total current liabilities	29,203,423	31,308,006
Deferred rent	227,337	151,141
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares and 75,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively, 47,689,120 shares and 46,689,951 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	47,689	46,690
Additional paid-in capital	378,780,847	358,895,471
Accumulated other comprehensive income (loss)	502,815	(46,725)
Accumulated deficit	(252,980,120)	(214,992,783)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	126,351,231	143,902,653
Non-controlling interest	—	6,661,372
Total stockholders’ equity	126,351,231	150,564,025
Total liabilities and stockholders’ equity	$155,781,991	$182,023,172

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprenhensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Product sales, net	$15,983,575	$10,551,820	$45,596,203	$10,551,820
Contract revenue	1,891,959	—	36,417,444	69,165,000
Other	—	500,264	2,106	645,197
Total revenues	17,875,534	11,052,084	82,015,753	80,362,017
Cost and expenses:
Cost of product sales	1,421,267	615,955	5,974,858	615,955
Cost of contract revenue	1,213,473	—	2,957,655	4,273,532
Research and development	10,710,251	10,405,459	33,335,435	29,074,229
Selling, general and administrative	26,444,831	24,015,928	80,824,042	50,582,925
Co-promotion expenses with Cubist	4,357,463	2,928,760	19,440,629	2,928,760
Total operating expenses	44,147,285	37,966,102	142,532,619	87,475,401
Loss from operations	(26,271,751)	(26,914,018)	(60,516,866)	(7,113,384)
Gain on de-consolidation of OBI	—	—	23,782,229	—
Equity in net loss of OBI	(694,433)	—	(1,849,254)	—
Interest income and other, net	195,504	108,431	316,209	227,533
Consolidated net loss	(26,770,680)	(26,805,587)	(38,267,682)	(6,885,851)
Net loss attributable to non-controlling interest	—	378,916	280,344	1,353,204
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(26,770,680)	$(26,426,671)	$(37,987,338)	$(5,532,647)
Net loss per share - basic and diluted	$(0.56)	$(0.57)	$(0.80)	$(0.12)
Weighted average number of shares used to compute net loss per share - basic and diluted	47,619,006	46,624,390	47,252,123	45,269,621

Comprehensive loss	$(27,353,113)	$(27,976,402)	$(37,437,798)	$(7,533,274)

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating activities:
Net loss	$(38,267,682)	$(6,885,851)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	580,440	354,177
Stock-based compensation	10,126,782	7,381,074
Issuance of common stock for consulting services and other	3,626,774	2,793,513
Deferred rent	76,196	22,165
Gain on de-consolidation of OBI	(23,782,229)	—
Equity in net loss of OBI	1,849,254	—
Loss on sale of fixed assets	(40,413)	—
Tax provision	(330,370)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	323,475	(7,995,785)
Accounts receivable, other	50,395,735	(560,985)
Inventory	(9,332,524)	(2,245,162)
Prepaid expenses and other current assets	(567,396)	(2,491,036)
Other assets	(98,239)	(881,537)
Accounts payable and accrued expenses	444,025	10,412,378
Deferred revenues	154,416	—
Net cash used by operating activities	(4,841,756)	(97,049)

Investing activities:
Purchases of short-term investments	(3,798,622)	(91,837,432)
Sales or maturities of short-term investments	61,886,559	39,165,000
Purchases of property and equipment	(2,240,612)	(1,723,459)
Proceeds from sale of fixed assets	73,500	—
Reduction of cash due to de-consolidation of OBI	(4,010,680)	—
Purchase of OBI shares	(468,748)	—
Proceeds from sale of OBI common stock	2,027,109	—
Net cash provided (used) by investing activities	53,468,506	(54,395,891)

Financing activities:
Proceeds from sale of common stock	6,132,818	82,417,480
Net cash provided by financing activities	6,132,818	82,417,480
Effect of exchange rate changes on cash and cash equivalents	325,407	(517,267)
Net increase in cash and cash equivalents	55,084,975	27,407,273
Cash and cash equivalents at beginning of period	31,787,512	19,861,924
Cash and cash equivalents at end of period	$86,872,487	$47,269,197

See accompanying notes

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) is a biopharmaceutical company focused on developing and commercializing innovative hospital specialty products.  The Company currently markets one product in the United States and Canada, DIFICID® (fidaxomicin).  DIFICID is a macrolide antibacterial drug that is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) in adults.  CDAD is the most common symptom of Clostridium difficile infection (“CDI”).  DIFICID is approved in Canada for the treatment of CDI.  Fidaxomicin also is approved in Europe for the treatment of CDI, where it is marketed by a licensee as DIFICLIR™.  Optimer is pursuing commercialization in other territories through collaboration partners.  The Company also is moving forward with life-cycle management initiatives for fidaxomicin.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2012.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries.  Prior to February 7, 2012, Optimer Biotechnology Inc. (“OBI”) was consolidated for financial reporting purposes.  All intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Investments

Investments with original maturities of less than 90 days, at the date of purchase, are considered to be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported within comprehensive income (loss).  Realized gains and losses, and declines in value judged to be other than temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.  As of September 30, 2012, cash, cash equivalents and short-term investments totaled approximately $98.2 million.

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated chargeback obligations, prompt-payment discounts, service fee arrangements and any allowance for doubtful accounts.  Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in the Company’s consolidated balance sheet. The allowance for prompt-pay discounts and service fee arrangements at September 30, 2012 and December 31, 2011 was $1.1 million and $1.6 million, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (“FIFO”) method.  The Company capitalized inventory produced in preparation for product launch upon FDA approval, as costs are expected to be recoverable through the commercialization of the product.  The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales.  Net inventory consisted of the following, as of the dates indicated:

	September 30,	December 31,
	2012	2011
Raw materials	$11,553,512	$1,815,696
Work in process	516,533	1,321,763
Finished goods	1,715,022	809,921
	13,785,067	3,947,380
Reserves	(505,163)	—
	$13,279,904	$3,947,380

Investment in OBI

Beginning as of February 7, 2012, the Company accounted for its investment in OBI under the equity method of accounting as the Company ceased to have voting control or other elements of control that would require consolidation.  Prior to February 7, 2012, OBI was consolidated for financial reporting purposes.  The investment is subsequently adjusted for the Company’s share in equity in net income (loss) and cash contributions and distributions.  In addition, the Company records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets which were generated at the date of deconsolidation.  Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period.  As of September 30, 2012, the Company’s investment in OBI was $28.3 million.

On October 5, 2012, the Company entered into an agreement to sell its ownership interest in OBI for $60.0 million in gross proceeds (see Note 9).

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of these instruments.  The fair value of available-for-sale securities is based upon quoted market prices for these securities.

Reclassifications

The Company has reclassified certain prior-period amounts to conform to the current period presentation.  Specifically, beginning with its 2011 Consolidated Statements of Operations and Comprehensive Loss, the Company separately identified its co-promotion expenses with Cubist Pharmaceuticals, Inc. (“Cubist”) from selling, general and administrative expenses.  This reclassification has no impact on the net loss from operations or stockholders’ equity as previously reported.

Net Product Sales

DIFICID is available in the United States and Canada through national and regional wholesalers that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID.  The Company recognizes revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.  The Company recognizes revenue from product sales of DIFICID upon delivery of product to the wholesalers and specialty pharmacies.

The Company’s net product sales represent product sales in the U.S. and Canada less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns.  These allowances are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances.  Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of product sales.

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

Medicaid rebate reserves relate to the Company’s estimated obligations to states under statutory “best price” obligations which also may include supplemental rebate agreements with certain states.  Rebate and chargeback accruals are recorded during the period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and the Company generally will make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to the Company’s distributors.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate and chargeback accruals are established during the same period in which the revenue from the related product sales is recognized.  Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in the Company’s operating results in the period of the adjustment.

Product Returns.  The Company’s policy in the U.S. is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  The Company’s policy in Canada is to accept returns of DIFICID for three months prior to, and twelve months after, the product expiration date.  The Company also permits returns if the product is damaged or defective when received by its customers.  The Company will provide a credit for such returns to customers with whom the Company has a direct relationship.  Once product is dispensed, it cannot be returned, but the Company allows partial returns in states where such returns are mandated.  The Company does not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Contract Revenue

Under certain of the Company’s licensing and collaboration agreements, it is entitled to receive payments upon the achievement of contingent milestone events.  In order to determine the revenue recognition for contingent milestone-based payments, the Company evaluates the contingent milestones at the inception of a collaboration agreement.

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

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common stock equivalents then outstanding.  Common stock equivalents consist of common shares issuable upon the exercise of stock options and warrants and upon the vesting of restricted stock units.

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

Segment Reporting

The Company’s management has determined that the Company operates in one business segment which is the development and commercialization of pharmaceutical products.

3.              Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value as of September 30, 2012:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$84,185,242	$—	$—	$84,185,242
Marketable securities	—	10,403,799	—	10,403,799
Auction rate preferred security	—	—	882,000	882,000
Investment in Cempra	936,063	—	—	936,063
	$85,121,305	$10,403,799	$882,000	$96,407,104

Level 1:        Quoted prices in active markets for identical assets and liabilities; or

Level 2:        Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or

Level 3:  Unobservable inputs.

Marketable Securities.  With the exception of auction rate preferred securities, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable.  As of September 30, 2012, the Company’s marketable securities consisted solely of government agency securities.  The fair value of government agency securities generally are determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes.  These securities are in Level 2.

Investment in Cempra.  Equity securities that have readily determinable fair values, not classified as trading securities or as held-to-maturity securities, are classified as available-for-sale securities.  Any unrealized gains and losses are reported in other comprehensive income (loss) until realized.  In February 2012, Cempra became a publicly-traded company and, as such, the Company assigned a value to the shares it received in March 2006 (see Note 8) and recorded the entire amount as an unrealized gain.  The Company considers the equity it owns in Cempra as available-for-sale. The fair value of the Company’s investment in Cempra is based on the quoted market price on the reporting date.  Cempra’s stock is publicly traded and is in Level 1.

Auction Rate Preferred Security.  The fair value of the Company’s auction rate preferred security is estimated using a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and the expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it could liquidate the security in the near term.  The ARPS does not have observable inputs and thus the ARPS is included in Level 3.

As of September 30, 2012, the Company held one ARPS valued at $882,000 with a perpetual maturity date that resets every 28 days.  Although as of September 30, 2012, this ARPS continued to pay interest according to its stated terms, the market in this security continues to be illiquid.  Based on a discounted cash flow model used to determine the estimated fair value of its investment in the ARPS, the Company has previously recognized, in the consolidated statement of operations, an unrealized loss of approximately $118,000 in investment income since the Company had determined that the decline in value was other than temporary.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Securities
Beginning balance at January 1, 2012	$882,000
Total gains and losses:
Realized net income	—
Unrealized in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at September 30, 2012	$882,000
Change in unrealized gains (losses) included in net income related to assets still held	$—

4.              Short-term Investments

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, pricing vendors or quotes from brokers/dealers as of the dates presented.

	September 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency securities	$10,399,319	$4,480	$—	$10,403,799
Investment in Cempra	—	936,063	—	936,063
	$10,399,319	$940,543	$—	$11,339,862

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency securities	$69,241,792	$106,347	$—	$69,348,139
Corporate bonds	9,429,485	13,442	—	9,442,927
	$78,671,277	$119,789	$—	$78,791,066

None of the investments had a net unrealized loss position as of September 30, 2012.

In February 2012, Cempra completed its initial public offering, and the Company determined that its equity in Cempra had readily determinable value and recorded the fair value in the Company’s books.  Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2012, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,399,319	$10,403,799

The weighted-average maturity of the Company’s short-term investments as of September 30, 2012 and December 31, 2011 was approximately five months and seven months, respectively.

5.             Investment in OBI

In February 2012, OBI issued 36 million newly-issued shares of its common stock, resulting in gross proceeds of approximately 540 million New Taiwan dollars (approximately $18.3 million based on then-current exchange rates).  The Company did not participate in the February 2012 financing.  In March 2012, the Company sold 1.5 million shares of its equity interest in OBI.  These transactions reduced the Company’s ownership interest in OBI from a majority interest to a 42.9% interest and triggered consideration regarding whether or not to continue consolidating OBI, as well as an evaluation to consider whether OBI was a variable interest entity (“VIE”).  As a result of its evaluation, the Company determined that OBI was not a VIE and that Optimer no longer had voting control or other forms of control over the operations and decision making of OBI. As a result of this evaluation, the Company de-consolidated OBI as of February 7, 2012 and de-recognized the OBI assets, liabilities and non-controlling interest from its financial statements. Management applied de-consolidation accounting guidance, which included analyzing Optimer’s investment in OBI at February 7, 2012 to determine the fair value on the date of de-consolidation and the related gain or loss upon de-consolidation. Based on a preliminary valuation, management determined that the fair value of Optimer’s investment in OBI at February 7, 2012 was $29.7 million.  This fair value was based primarily on OBI’s financing transaction in February 2012 in which shares of common stock were sold at approximately $0.51 per share (based on then-current exchange rates).  As a significant portion of the additional investment in OBI was made by outside investors in an arms-length transaction and the common shares have the same rights and preferences as the shares held by Optimer, management determined that this price per share approximated fair market value as of February 7, 2012.

During the nine month period ended September 30, 2012, the gain attributed to the de-consolidation of OBI was $23.8 million. During the period, Optimer provided consulting, purchasing and other services to OBI. At this time there is no written contract or agreement for services between OBI and Optimer.

As of the date of de-consolidation, the Company accounts for its investment in OBI under the equity method.  The investment is subsequently adjusted for Optimer’s share in the equity in net loss and cash contributions and distributions.  In addition, the Company records adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.  Based on a preliminary valuation, the fair value in excess of book value can be attributed to in-process research and development related to a License and Collaboration Agreement for fidaxomicin and an Intellectual Property Assignment and License Agreement related to OBI’s OPT-822/821 program (see Note 8).  For the period post de-consolidation, the Company’s equity method investment in OBI has been reduced by $1.8 million to reflect its share in OBI losses during that period. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period.

In May 2012, the Company purchased, at cost, 924,000 shares in OBI from the Company’s President and Chief Executive Officer for approximately $0.5 million, resulting in an increase in the fair value of the Company’s investment in OBI. As of September 30, 2012, the Company had a 43.5% ownership interest in OBI that was valued at $28.3 million.

On October 5, 2012, the Company entered into an agreement to sell its ownership interest in OBI for $60.0 million in gross proceeds (see Note 9).

6.              Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss — basic and diluted	$(26,770,680)	$(26,426,671)	$(37,987,338)	$(5,532,647)
Denominator:
Weighted average number of shares of common stock outstanding — basic and diluted	47,619,006	46,624,390	47,252,123	45,269,621
Net loss per share — basic and diluted	$(0.56)	$(0.57)	$(0.80)	$(0.12)

For the three months ended September 30, 2012 and 2011, 4.1 million and 5.1 million, respectively, of potentially dilutive shares of common stock equivalents were not included in the diluted net income per share calculations because they would have been anti-dilutive.

For the nine months ended September 30, 2012 and 2011, 5.1 million and 5.4 million, respectively, of potentially dilutive shares of common stock equivalents were not included in the diluted net income per share calculations because they would have been anti-dilutive.

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

The 2012 Plan is a continuation of the 2006 Plan.  Upon its adoption, the maximum number of shares of the Company’s common stock issuable under the 2012 Plan was 11,289,455, which consisted of (a) 3,400,000 new shares and (b) the number of unallocated shares remaining available for grant of new awards under the 2006 Plan as of May 9, 2012 and the shares subject to outstanding stock awards granted under the 2006 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or repurchased at the original issuance price, or (iii) are re-acquired or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award other than a stock option or stock appreciation right.

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

In May 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of the Board.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based restricted stock units covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met and, in May 2011, another of the performance criteria was met. As a result, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal vested in February 2012 and the remaining shares related to each goal will vest in 36 equal monthly installments thereafter.

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

Valuations

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and applicable interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options, restricted stock units and ESPP purchase rights during the three months and nine months ended September 30, 2012 and 2011, using the Black-Scholes option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options	2012	2011	2012	2011
Risk-free interest rate	0.67-1.07%	1.98-3.00%	0.67-2.17%	1.98-3.46%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	5.02-7.25	6.08-8.33	5.02-8.33	5.27-9.49
Volatility	71.74-75.30%	69.22-70.71%	69.71-75.30%	69.13-73.63%

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2012	2011	2012	2011
Risk-free interest rate	0.15%	0.08%	0.09-0.15%	0.08-0.18%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	0.5	0.5	0.5	0.5
Volatility	38.54%	61.65%	37.16-42.75%	40.01-61.65%

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends for the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  Due to the Company’s limited history as a commercial entity, the Company used the historical volatility of comparable companies whose share prices are publicly available to estimate the Company’s options volatility rate.

Total stock-based compensation expense related to all of the Company’s stock options, RSUs and other stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months and nine months ended September 30, 2012 and 2011, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$944,191	$863,650	$3,158,333	$2,176,547
Selling, general and administrative	2,123,882	1,776,913	6,950,803	5,052,245
Stock-based compensation expense	$3,068,073	$2,640,563	$10,109,136	$7,228,792

At September 30, 2012, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $25.9 million and the related weighted-average period over which such expense is expected to be recognized is approximately 2.9 years.

Optimer Biotechnology, Inc.

Stock Options

Until February 7, 2012, the Company consolidated OBI into its results of operations and recorded stock based compensation related to options granted by OBI. The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Research and development	$8,465	$44,026
Selling, general and administrative	9,181	108,256
Stock-based compensation expense	$17,646	$152,282

8.     Third-party Agreements

Specialised Therapeutics Australia Pty. Ltd. (“STA”)

In June 2012, the Company entered into a distribution and license agreement with STA to register and commercialize fidaxomicin tablets in Australia and New Zealand for the treatment of Clostridium difficile infection.  Under the agreement, STA is responsible for all costs associated with the registration and commercialization of fidaxomicin tablets in Australia and New Zealand.  Upon signing the agreement, STA made a one-time payment of $0.5 million.

Additionally, the Company is entitled to receive contingent payments, which may exceed $1.5 million, upon the achievement of cumulative net sales targets and also will receive payments for the supply of fidaxomicin tablets to STA. The Company has determined that the achievement of the performance conditions associated with the payments is solely based on the performance of STA and that the payments do not meet the criteria for a milestone under the revised authoritative guidance for contingent milestones. The Company will recognize the revenue for the contingent payment when the contingency is met.

Astellas Pharma Inc. (“Astellas Japan”)

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

Cubist Pharmaceuticals, Inc.

In April 2011, the Company entered into a co-promotion agreement with Cubist pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID.  In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company is responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID and agreed to use commercially reasonable efforts to maintain adequate inventory and third-party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years ending July 31, 2013, subject to renewal or early termination as described below.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.8 million to Cubist, beginning upon the commencement of the sales program of DIFICID in the United States.  Except for the first quarterly payment which the Company paid in advance, all subsequent payments are paid in arrears. Cubist also is eligible to receive an additional $5.0 million in the first year after the first commercial sale and $12.5 million in the second year after the first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any.  During the quarter ended June 30, 2012 , the Company achieved the first-year sales target.  In the quarter ended September 30, 2012, the Company paid Cubist $12.3 million, which consisted of $5.0 million for the sales target bonus, $3.5 million for Cubist’s portion of the gross profit on sales above the sales target and $3.8 million for the quarterly co-promotion fee.

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

Under the terms of the license agreement, APEL paid the Company an up-front fee of $69.2 million in March 2011, and the Company recognized a milestone payment of 40 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR.  APEL paid the Company 50.0 million Euros in June 2012, which consisted of the 40 million Euro approval milestone payment and a 10 million Euro milestone payment for the first commercial launch of DIFICLIR in the APEL territories. The Company is eligible to receive additional cash payments totaling up to 65.0 million Euros, upon the achievement by APEL of additional specified commercial milestones.

In addition, the Company is entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of DIFICLIR products in the APEL territories, which royalties are subject to reduction in certain, limited circumstances.  Such royalties are payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable DIFICLIR product in the applicable country. APEL launched DIFICLIR in Europe during the second quarter of 2012.

When determining whether or not to account for the additional cash payments under the milestone method, the Company makes a determination of whether or not each milestone is considered substantive. During this assessment the Company considers if the milestone is achieved based in whole or in part on its performance or on the occurrence of a separate outcome resulting from its performance, if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and if achievement will result in additional payments being due.  Based on the Company’s assessment process, it was determined that additional payments due related to regulatory approval and product launch will be accounted for under the milestone method as technological hurdles create uncertainty as to whether or not the milestones will be met and the achievement of the milestones is based in part on the occurrence of a separate outcome resulting from its performance.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Based on the results of the Company’s analysis, it determined that the up-front payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

The agreements with APEL will continue in effect on a product-by-product and country-by-country basis until expiration of APEL’s obligation to pay royalties with respect to each fidaxomicin product in each country in the APEL territory, unless terminated early by either party as more fully described below.  Following expiration, APEL’s license to develop and commercialize the applicable fidaxomicin product in the applicable country will become non-exclusive.  The Company and APEL each may terminate either of the agreements, prior to expiration, upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreements prior to expiration in the event APEL or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to any patent licensed to it. APEL may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to APEL (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to the Company.

Par Pharmaceuticals, Inc. (“Par”)

In February 2007, the Company repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for DIFICID.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of DIFICID in North America and Israel, and a 1.5% royalty on net sales of fidaxomicin by the Company or its affiliates in the rest of the world.  In addition, in the event the Company licenses its right to market fidaxomicin in the rest of the world, the Company will be required to pay Par a 6.25% royalty on net revenues received by the Company related to the licensing of fidaxomicin.  The Company is obligated to pay each of these royalties, on a country-by-country basis, for seven years commencing on the applicable commercial launch in each such country.  For the nine months ended September 30, 2012, the Company expensed an aggregate of $4.1 million in royalties to Par.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient (“API”).  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, fidaxomicin API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and is entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  As of September 30, 2012, the Company had recovered approximately $0.6 million of the $1.5 million.  Unless both the Company and Biocon agree to extend the term of the supply agreement, it will terminate seven and one-half years from the date the Company obtained marketing authorization for DIFICID in the United States.  In addition, the supply agreement may be earlier terminated (i) by either party by giving two and one-half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.

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

Cempra Pharmaceuticals, Inc. (“Cempra”)

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra.  The Company granted to Cempra an exclusive worldwide license, except in the Association of Southeast Asian Nations (“ASEAN”), with the right to sublicense the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra, and the Company assigned no value to such equity.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million. The milestone payments will be triggered upon the completion of certain clinical development milestones and, in certain instances, regulatory approval of products.  The Company also may receive royalty payments based on a percentage of net sales of licensed products.

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

In June 2012, Cempra completed its first Phase 2 clinical trial of solithromycin (CEM101) in patients with community-acquired bacterial pneumonia, which triggered a $1.0 million milestone payment in June 2012 to the Company.  The Company recorded the $1.0 million as a receivable in the second quarter of 2012 and received the payment from Cempra in July 2012. To date, the Company has recognized $1.5 million in payments from this collaboration.

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

Revenues from Research Grants

The Company had one grant from the National Institute of Allergy and Infectious Diseases. This $3.0 million grant was awarded in September 2007 for three years and was subsequently extended to August 2012. The award has been used to conduct supplementary studies to the DIFICID trials to confirm narrow-spectrum activity and potency of DIFICID against hypervirulent epidemic strains and to support additional toxicology studies.  The award is currently being used for microbiological studies to demonstrate the safety and efficacy of DIFICID and its major metabolite in CDAD patients and to support surveillance studies of C. difficile isolates across North America to compare the activity of DIFICID with existing CDAD treatments.  For the three months ended September 30, 2012 and 2011, the Company recognized revenues related to research grants of $0 and $61,077, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized revenues related to research grants of $2,106 and $206,010, respectively.

9.     Subsequent Event: Sale of Ownership Interest in OBI

On October 5, 2012, the Company entered into an agreement to sell its remaining ownership interest in OBI for $60.0 million in gross proceeds.  The transaction was structured to close in two phases, subject to customary closing conditions and the completion of administrative matters.  The first closing took place on October 19, 2012, with net proceeds to the Company of $39.4 million. The second closing is expected to take place in the first quarter of 2013, with net proceeds of $20.4 million.

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

Overview

We are a global biopharmaceutical company currently focused on commercializing our antibiotic product DIFICID® (fidaxomicin) in the United States and Canada, and further developing other fidaxomicin products in the United States and worldwide, both by ourselves and with our partners and licensees.  DIFICID is a macrolide antibacterial drug indicated in adults 18 years of age and older for the treatment of Clostridium difficile-associated diarrhea, or CDAD.  CDAD is the most common symptom of Clostridium difficile infection, or CDI. We market DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc., or Cubist.

In December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application, or MAA, for DIFICLIR (fidaxomicin) tablets for the treatment of adults suffering from CDI in Europe. In June 2012, our collaboration partner, Astellas Pharma Europe Ltd., or APEL, achieved the first sales of DIFICLIR tablets in its European territories. In addition, in June 2012, our subsidiary, Optimer Pharmaceuticals Canada, Inc., began marketing DIFICID in Canada where we received marketing approval from Health Canada. We have entered into agreements with Astellas Pharma Inc., or Astellas Japan, and with Specialised Therapeutics Australia Pty. Ltd, or STA, for the development and commercialization of fidaxomicin in Japan and in Australia and New Zealand, respectively. We are pursuing regulatory approval and commercialization of fidaxomicin in other geographies outside the United States through various collaboration partners.

We were incorporated in November 1998 and we have incurred significant net losses since our inception.  As of September 30, 2012, we had an accumulated deficit of $253.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses, and, more recently, expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States and Canada.  We expect to incur operating losses for at least the next two years as we commercialize DIFICID and pursue further development of DIFICID, including conducting post-marketing studies for label expansion and continuing further development, regulatory approval and commercialization of fidaxomicin worldwide. For example, we recently initiated a Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing hematopoietic stem cell transplant.  We may acquire or in-license additional products or product candidates, technologies or businesses that are complementary.

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

Net Product Sales

DIFICID is available in the United States and Canada only through the three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and regional wholesalers and specialty pharmacies that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID. We recognize revenue from product sales when there is persuasive evidence of an arrangement, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, and the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize revenue from product sales of DIFICID upon delivery of product to the wholesalers.

During the nine months ended September 30, 2012, the $45.6 million in net product sales reflected a total of 18,981 DIFICID treatments shipped to wholesalers.  Wholesalers and specialty pharmacies shipped approximately 18,400 DIFICID treatments to hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID in the U.S. and Canada.  As of September 30, 2012, approximately 2,360 hospitals in the U.S. had ordered DIFICID and the number of U.S. target hospitals including DIFICID on their formularies was approximately 960.

Our net product sales represent gross revenues less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns. These allowances are established by management as its best estimate, based on available information, and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances.  We establish reserves for prompt-payment discounts, government rebates, product returns and other applicable allowances, such as the recently-announced hospital discount.

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

Government Rebates and Chargebacks.  We estimate government-mandated rebates and discounts relating to federal and state programs such as Medicaid, Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  We estimate the amount of these reductions based on historical trends for similar competitive products, until such time as DIFICID patient data, actual sales data and market research data related to payor mix have reached an established steady state.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to our estimated obligations to states under statutory “best price” obligations which also may include supplemental rebate agreements with certain states.  Rebate and chargeback accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and we will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to our distributors.  The distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate and chargeback accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and we generally will issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid out, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in our operating results in the period of the adjustment.

Product Returns.  Our policy in the U.S. is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  Our policy in Canada is to accept returns of DIFICID for three months prior to, and twelve months after, the product expiration date.  We also permit returns if the product is damaged or defective when received by its customers. We will provide a credit for such returns to customers with whom we have a direct relationship. Once product is dispensed it cannot be returned, but we allow partial returns in states where such returns are mandated. We do not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon sales of DIFICID, management experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

Contract Revenue

Under certain of our licensing and collaboration agreements, we are entitled to receive payments upon the achievement of contigent milesone events. In order to determine the revenue recognition for contingent milestone-based payments, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Board, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. We capitalize inventory produced in preparation for product launches upon FDA approval when costs are expected to be recoverable through the commercialization of the product.  We reserve for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. As of September 30, 2012, inventories consisted of $11.6 million in raw materials, $0.5 million in work in process and $1.7 million in finished goods.  During the third quarter, we reserved $0.5 million of our inventory cost.

Research and Development

Research and development costs are expensed as incurred and consist primarily of costs associated with clinical trials, medical affairs, compensation, including stock-based compensation, and other expenses related to research and development, including personnel costs, facilities costs and depreciation.

When non-refundable payments for goods or services, to be received in the future for use in research and development activities, are made, we defer and capitalize these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Stock-based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Total consolidated stock-based compensation expense of $3.1 million and $2.7 million was recognized in the three months ended September 30, 2012 and 2011, respectively.  Total consolidated stock-based compensation expense of $10.1 million and $7.4 million was recognized in the nine months ended September 30, 2012 and 2011, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units.

Stock-based compensation expense is estimated, as of the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. We estimate the fair value of our stock options using the Black-Scholes option-pricing model and the fair value of our stock awards based on the quoted market price of our common stock.

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

On October 5, 2012, we entered into an agreement to sell our remaining ownership interest in OBI for $60.0 million in gross proceeds. The transaction was structured to close in two phases, subject to customary closing conditions and the completion of administrative matters.  The first closing took place in the fourth quarter of 2012, with net proceeds of $39.4 million. The second closing is expected to take place in the first quarter of 2013, with net proceeds of $20.4 million.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

Total revenues for the three months ended September 30, 2012 and 2011 were $17.9 million and $11.1 million, respectively, an increase of $6.8 million.  The increase was due to higher product sales compared to the same period in the prior year.  In addition, we recorded contract revenue from APEL consisting of royalties on product sales in APEL territories and from the sale of bulk pharmaceutical product to collaboration partners.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the three months ended September 30, 2012 and 2011 was $1.4 million and $0.6 million, respectively. The increase of $0.8 million was due to higher product sales.

Cost of Contract Revenue. The $1.2 million incurred for the three months ended September 30, 2012 represented cost of inventory shipped to collaboration partners.

Research and Development Expense. Research and development expense of $10.7 million for the three months ended September 30, 2012 was relatively consistent with the $10.4 million for the three months ended September 30, 2011.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2012 and 2011 was $26.4 million and $24.0 million, respectively, an increase of $2.4 million. We had higher headcount during the 2012 period and, thus, incurred higher salary expense, as well as higher consulting and other outside services expense.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the quarter ended September 30, 2012 and 2011 were $4.4 million and $2.9 million, respectively, an increase of $1.5 million.  The increase represented certain expenses incurred under our April 2011 DIFICID co-promotion agreement.

Equity in Net Loss of OBI. The $0.7 million represented the loss recognized in our investment in OBI using the equity method. We did not have a similar loss for the same period in the prior year as OBI was consolidated for that period.

Interest Income and Other, Net. Net interest income and other of $0.2 million for the three months ended September 30, 2012 was relatively consistent with the $0.1 million for the three months ended September 30, 2011.

Net Loss Attributable to Non-controlling Interest. We did not incur a net loss attributable to non-controlling interest for the three months ended September 30, 2012 as OBI was not consolidated in our financial statements during the period. During 2011, such amount represented the non-controlling interest’s proportionate share of OBI’s net losses.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

Total revenues for the nine months ended September 30, 2012 and 2011 were $82.0 million and $80.4 million, respectively, an increase of $1.6 million. The increase was primarily due to higher product sales compared to the same period in the prior year, offset by a decrease in contract revenue.  In April 2012, we received a $20.0 million up-front license payment from Astellas Japan and a 10.0 million Euro milestone payment from APEL in association with the first commercial sale of DIFICLIR in an APEL territory. In the first quarter of 2011, we received a $69.2 million up-front license payment from APEL.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the nine months ended September 30, 2012 and 2011 was $6.0 million and $0.6 million, respectively, an increase of $5.4 million.  The increase was due to higher product sales.  A significant portion of the cost of DIFICID sold during the nine months ended September 30, 2011 was expensed when manufactured in the first quarter of 2011, as DIFICID had not been approved by the FDA at that time.

Cost of Contract Revenue. Cost of contract revenue for the nine months ended September 30, 2012 and 2011 was $3.0 million and $4.3 million, respectively, a decrease of $1.3 million.  The decrease is due to lower collaboration revenue in the current period as compared to the same period in the prior year.

Research and Development Expense.  Research and development expense for the nine months ended September 30, 2012 and 2011 was $33.3 million and $29.1 million, respectively, an increase of $4.2 million. The increase was primarily due to higher health economics and outcomes research, medical education, pharmacovigilance and publication expenses.

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2012 and 2011 was $80.8 million and $50.6 million, respectively, an increase of $30.2 million. The increase was primarily due to our commercialization efforts on DIFICID. We had higher headcount during the 2012 period and thus incurred a higher salary expense. We also incurred higher legal, consulting and other outside services costs.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the nine months ended September 30, 2012 and 2011 were $19.4 million and $2.9 million, respectively, an increase of $16.5 million. This increase was due to higher co-promotion expenses which consisted of the sales target bonus, gross profit share on sales above the target and quarterly service fees.

Gain on De-consolidation of OBI. The $23.8 million represented the gain on the de-consolidation of OBI.  We did not have a similar gain in the nine months ended September 30, 2011, as OBI was consolidated for that period.

Equity in Net Loss of OBI. The $1.8 million represented the loss recognized in our investment in OBI using the equity method. We did not have a similar loss in the nine months ended September 30, 2011, as OBI was consolidated for that period.

Interest Income and Other, Net. Net interest income and other of $0.3 million for the nine months ended September 30, 2012 was relatively consistent with the $0.2 million for the nine months ended September 30, 2011.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest for the nine months ended September 30, 2012 and 2011 was approximately $0.3 million and $1.4 million, respectively, a decrease of $1.1 million.  The $0.3 million represented approximately one month of non-controlling interest prior to deconsolidation of OBI on February 7, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the launch of DIFICID in July 2011, our operations were financed primarily through the sale of equity securities.  Through September 30, 2012, we received gross proceeds of approximately $333.8 million from the sale of shares of our preferred and common stock in various private and public financing transactions. Since July 2011, we entered into collaboration and license agreements and received a total of approximately $155.3 million from up-front and milestone payments pursuant to the agreements. Through September 30, 2012, we had generated $67.1 million of net product sales.

Until required for operations, we invest a substantial portion of our available funds in money market funds, U.S. government instruments and other readily marketable debt instruments, almost all of which are investment-grade quality.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of September 30, 2012, our consolidated cash, cash equivalents and short-term investments totaled approximately $98.2 million as compared to $110.6 million as of December 31, 2011, a decrease of approximately $12.4 million. The decrease in our cash, cash equivalents and short-term investments was primarily due to operating expenses as well as the exclusion of OBI’s cash and cash equivalents, as a result of the deconsolidation of OBI in February 2012.  The decrease was offset by the receipt of 50.0 million Euros in June 2012 as a result of attaining EMA approval and the commercial launch of DIFICLIR in the APEL territories. We also received a $20.0 million up-front license payment from Astellas Japan pursuant to our collaboration and license agreement.

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

In April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.8 million to Cubist which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  During the quarter ended June 30, 2012, we achieved the first-year sales target.  In the quarter ended September 30, 2012, we paid Cubist $12.3 million, which consisted of $5.0 million for the sales target bonus, $3.5 million for Cubist’s portion of gross profit on sales above the sales target and $3.8 million for the quarterly co-promotion fee.

In February 2011, we entered into a collaboration and license agreement with APEL pursuant to which we granted to APEL an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in the APEL territories. Under the terms of the license agreement, APEL paid to us an upfront fee of $69.2 million in March 2011 and we recognized a milestone payment of 40.0 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR. APEL paid to us 50.0 million Euros in June 2012 which consisted of the 40.0 million Euro approval milestone payment and a 10.0 million Euro milestone for the first commercial launch of DIFICLIR in the APEL territories. We are eligible to receive additional cash payments totaling up to 65.0 million Euros upon the achievement by APEL of specified commercial milestones.  In addition, we are entitled to receive escalating double-digit royalties ranging from the high-teens to low-twenties on net sales of fidaxomicin products in the APEL territories, which royalties are subject to reduction in certain, limited circumstances.  Such royalties are payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.  APEL launched DIFICLIR in Europe during the second quarter of 2012.

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

In May 2010, we entered into a long-term supply agreement with Biocon Limited, or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we are entitled to recover up to $1.5 million of this amount, under the supply agreement, in the form of discounted prices for fidaxomicin API.  As of September 30, 2012, we had recovered $0.6 million of the $1.5 million.

We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements, following Biocon’s dedication of certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

In February 2007, we repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a one-time $5.0 million milestone payment in June 2010 for the successful completion of the second pivotal Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us, our affiliates or our licensees of DIFICID in North America and Israel and are obligated to pay a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues received related to fidaxomicin.  We are obligated to pay each of these royalties, on a country-by-country basis, for seven years, commencing on the applicable commercial launch in each such country. For the nine months ended September 30, 2012, we paid an aggregate of $6.6 million in royalties to Par.

Sale of Ownership Interest in OBI

On October 5, 2012, we entered into an agreement to sell our remaining ownership interest in OBI for $60.0 million in gross proceeds.  The transaction was structured to close in two phases, subject to customary closing conditions and the completion of administrative matters.  The first closing took place on October 19, 2012 with net proceeds to us of $39.4 million. The second closing is expected to take place in the first quarter of 2013 with net proceeds of $20.4 million.

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

•                  the costs involved in connection with investigating and responding to governmental inquiries related to the issuance of OBI shares to Dr. Chang and certain related matters described in the Risk Factors section below, as well as any costs relating to any potential litigation or enforcement proceedings related thereto

•                  the costs involved in prosecuting, enforcing or defending patent claims or other intellectual property rights; and

•                  the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses.

We believe that our existing cash and cash equivalents, cash flows from DIFICID sales and the anticipated net proceeds of approximately $59.8 million from the sale of our remaining ownership interest in OBI, will be sufficient to meet our capital requirements for at least the next 12 months.

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

The capital markets continue to be volatile which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions.  Having insufficient funds may require us to delay, scale-back or eliminate some or all of our planned commercialization activities and development programs or negotiate less favorable terms for rights to our products or product candidates than we would otherwise choose.  Failure to obtain adequate financing also may adversely affect our ability to operate as a going concern.  If we raise funds by issuing equity securities, substantial dilution to existing stockholders would likely result.  If we raise funds by incurring debt, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash and cash equivalents and short-term investments as of September 30, 2012 consisted primarily of money market funds and U.S. government instruments and other readily marketable debt instruments.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical ten percent change in interest rates during the quarter ended September 30, 2012 would have resulted in an approximately $2,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Fair Value Measurements

All of our investment securities are available-for-sale securities and are reported on the consolidated balance sheets at market value except for one auction rate preferred security, or ARPS, with a par value of approximately $1.0 million. As a result of the negative conditions in the global credit markets, our ARPS currently is not liquid.  In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until the security is redeemed by the issuer or it matures.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.*

Our success depends on our ability to effectively commercialize our only product, DIFICID, which was approved by the FDA in May 2011, for the treatment of CDAD in adults 18 years of age and older.  We launched DIFICID in the United States in July 2011 and launched DIFICID in Canada in June 2012 following our receipt of Canadian marketing approval. Our ability to effectively commercialize and generate revenues from DIFICID will depend on several factors, including:

•                  our continued ability to create market demand and execute on pull-through for DIFICID through our own commercial activities as well as through our co-promotion agreement with Cubist;

•                  our ability to successfully implement customer contracting and discounting programs to certain institutional customer segments, such as hospitals and group purchasing organizations;

•                  the effectiveness of our reimbursement support programs designed to improve patient access to DIFICID;

•                  the ability of our collaboration partners to successfully commercialize fidaxomicin outside the United States and Canada;

•                  our continued ability to train, deploy and support a qualified sales force;

•                  our continued ability to preserve existing formulary acceptance and secure additional formulary approvals for DIFICID at a substantial number of targeted hospitals and long-term care facilities;

•                  adequate coverage or reimbursement for DIFICID by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations;

•                  our customers’ ability to realize adequate reimbursement from payors, including CMS’s recently implemented New Technology Add-on Payment (NTAP) program for DIFICID

•                  the performance of our third-party manufacturers and our ability to ensure that our supply chain for DIFICID efficiently and consistently delivers DIFICID to our customers and collaboration partners;

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

Other than our existing collaboration agreements, we may not be able to enter into acceptable agreements to commercialize fidaxomicin outside of the United States and Canada or, if needed, adequately build our own marketing and sales capabilities.*

We intend to pursue the development of and potentially commercialize fidaxomicin outside of the United States and Canada through collaboration arrangements with third parties, such as our collaborations with APEL, Astellas Japan and STA, or independently.  We may be unable to enter into additional collaboration arrangements in international markets.  In addition, there can be no guarantee that our existing collaboration partners or any other parties with which we may enter into collaboration arrangements will be successful or result in more revenues than we could obtain by marketing fidaxomicin on our own.  If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects.  If we are unable to enter into additional collaboration arrangements for development of fidaxomicin in countries outside of the United States and Canada, or if we otherwise decide to market fidaxomicin ourselves in these countries, we will need to develop our own marketing and sales force to market fidaxomicin in these territories to hospital-based and long-term care physicians.  These efforts, may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  There is no guarantee that we will be able to develop an effective international sales force to successfully commercialize our products in these international markets.  If we cannot commercialize fidaxomicin, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of September 30, 2012, we had an accumulated deficit of approximately $253.0 million.  We have generated limited revenues from product sales and collaborations to date and we expect our expenses to continue to be significant in the near-term as we execute the commercial launch of DIFICID due to, among other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement and as we pursue additional research and development activities, including potential additional indications and life-cycle management projects for DIFICID. We have funded our operations through September 30, 2012 from the sale of approximately $333.8 million of our equity securities and through payments received under collaborations with partners or government grants and product revenues from sales of DIFICID. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  Our collaborators or we may never successfully commercialize our product candidates, including fidaxomicin outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

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

With respect to DIFICID specifically, successful commercialization will depend on whether and to what extent physicians, pharmacists, long-term care facilities and hospital pharmacies, over whom we have no control, determine to utilize DIFICID. The sale of DIFICID to each hospital is, to a large extent, dependent upon the addition of DIFICID to that hospital’s list of approved drugs or formulary, and we may experience substantial delays in obtaining formulary approvals and restrictions on the usage of the drug may be implemented. We cannot guarantee that we will be successful in getting additional approvals in a timely manner or at all, and the failure to do so will limit our ability to optimize hospital sales of DIFICID.

Even if we obtain hospital formulary approval for DIFICID, physicians must still prescribe DIFICID for its commercialization to be successful. Because DIFICID is a new drug with a limited track record of sales in the U.S., any inability to timely supply DIFICID to our customers, or any unexpected side effects that arise from the use of the drug, particularly early in the product launch, may lead physicians to not accept DIFICID as a viable treatment alternative.

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

We must comply with federal and state “fraud and abuse” laws and, if we are unable to fully comply with such laws, we could face substantial penalties, which may adversely affect our business, financial condition and results of operations.*

In the United States, in addition to FDA restrictions, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Our product sales depend on adequate coverage and reimbursement from third-party payors.*

Sales of DIFICID by our collaborators and us are, and sales of any future approved products will be, dependent on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans, as well as effective use by our customers of reimbursement programs for DIFICID.  Our collaborators and we rely in large part on the reimbursement coverage by federal and state sponsored government programs, such as Medicare and Medicaid in the United States, which are increasingly challenging prices charged and the cost-effectiveness of medical products.  These practices may be further exacerbated by future healthcare reform measures.  In addition, many healthcare providers, such as hospitals, receive a fixed reimbursement amount per procedure or other treatment therapy based on a prospective payment system, and these amounts are not necessarily based on the actual costs incurred.  As a result, these healthcare providers may be inclined to choose the least expensive therapies.  We cannot guarantee that our potential customers will find the reimbursement amounts sufficient to cover the costs of our products, including DIFICID.

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

If our collaborators or we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have or license rights in any significant international markets, our market opportunities will be limited.*

The ability of our collaborators and us to sell our product candidates outside of the United States is subject to foreign regulatory requirements governing clinical trials and marketing approval.  Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries also must approve the marketing of the product candidate in those countries. Regulatory requirements can vary widely from country to country and could delay the introduction of our products in those countries.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval will be obtained in any other country.  In addition, our collaborators’ or our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in others. We could experience significant delays and difficulties and incur significant costs in obtaining foreign regulatory approvals in the territories for which we retain commercialization rights.

Other than DIFICLIR’s approval by the EMA in Europe and DIFICID’s approval in Canada, none of our product candidates is approved for sale in any significant international market. If our collaborators or we fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

To the extent we require additional resources to successfully commercialize DIFICID, and we are unable to raise additional capital or are unable to effectively collaborate with additional partners for the commercialization of DIFICID, we will not generate significant revenues from sales of this product and our business will be harmed materially.

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

As a result of events we are still investigating, it is possible that we and certain of our current and former employees and directors may be named as defendants in future litigation or as subjects of government investigations or future enforcement proceedings that could result in substantial costs and divert management’s attention.*

In April 2012 we announced the termination of each of our then-Chief Financial Officer, John Prunty, and our then-Vice President, Clinical Development, Youe-Kong Shue, the removal of Dr. Chang as the Chairman of our Board of Directors and our request that Dr. Chang resign his directorship at Optimer.  Dr. Chang’s removal as Chairman resulted from our Board of Directors’ views as to his actions in his capacity as Optimer’s representative on the Board of Directors of OBI as well as his failure to identify and effectively manage compliance, record keeping and conflict of interest issues in connection with OBI’s grant to Dr. Chang of 1.5 million shares of OBI stock. The terminations of Mr. Prunty and Dr. Shue were related to the belief of our Board of Directors that both individuals failed to follow proper procedures when they became aware of potential issues related to the issuance of the OBI shares to Dr. Chang.

While we are continuing our own investigation and responding to government inquiries on the grant of OBI shares to Dr. Chang and certain related matters, these events could potentially result in lawsuits being filed against us and certain of our employees and directors or we and our employees and directors could be the subject of enforcement proceedings. In the event any such lawsuit is filed or enforcement proceeding is instigated there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any such lawsuit could involve the issuance of common stock or other equity, which may result in dilution to existing stockholders. Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related litigation or enforcement proceeding, as well as the costs of investigation, could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance) and attract and retain qualified executive officers, other employees and directors.

We recently established a sales and marketing organization and have limited experience as a company in marketing drug products.*

Our strategy is to build a fully-integrated U.S.-focused biopharmaceutical company to successfully execute the commercial launch of DIFICID in the U.S. market.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have very limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. We established the commercial organization primarily in New Jersey, and our bi-coastal organizational structure could create management challenges. The establishment and development of our own sales force to market DIFICID has been and will continue to be expensive and time consuming, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize any future products we may develop or acquire. Although we have engaged Cubist to assist in the promotion of DIFICID in the United States, our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of APEL in Europe and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

We substantially increased the size of our organization, and we may experience difficulties in managing growth.*

We had 299 employees as of October 26, 2012.  The commercial launch of DIFICID required us to expand our managerial, operational, marketing, sales, financial and other resources.  Our management, personnel, systems and facilities currently in place may not be adequate to support this recent growth, and we may not be able to retain or recruit qualified personnel in the future due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenue and business results.  To effectively manage our operations growth and various projects, we must:

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

We currently depend, and will in the future continue to depend, on third parties to manufacture our products and product candidates, including DIFICID.  If these manufacturers fail to provide our collaborators and us with adequate supplies of commercial product and clinical trial materials or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products.*

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the API for fidaxomicin and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including DIFICID. Biocon is our sole source of supply for fidaxomicin API and Patheon is our sole source of supply for finished fidaxomicin drug product. We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

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

In addition, our collaborators, we and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin API and rely on Patheon to manufacture the finished drug product.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. The manufacturing facilities of Biocon and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s or Patheon’s facilities have been inspected by the FDA for the manufacture of our drug supplies.  We or other third-party manufacturers of our products may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  Our collaborators and we have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon and Patheon, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, our collaborators and we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our products, which would significantly harm our business and prospects.

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

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products of competitors that will lose their patent exclusivity.  For example, DIFICID currently faces direct competition from an inexpensive generic form of metronidazole and vancomycin capsules in the United States.  In Europe, DIFICLIR immediately faces generic oral vancomycin competition.  In addition, our internal market research suggests that there is continued significant use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and are generally preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price and because vancomycin capsules are available at a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD other than in certain limited circumstances, such as in patients at high risk of recurrence.  Even if physicians prescribe DIFICID to their patients, the relatively high cost of DIFICID compared to generic alternatives may cause patients not to fill their retail prescriptions or cause pharmacists to try to convert DIFICID prescriptions to generic alternatives.  If our collaborators or we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

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

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain.  Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing.  In addition, sub-analysis of clinical trial data may reveal limitations even though top-line results are positive.  The type and amount of clinical data necessary to gain regulatory approval also may change during or after completion of clinical trials or we may inaccurately characterize such requirements. Moreover, we cannot guarantee that the FDA or comparable foreign regulatory authorities will agree with our interpretation of clinical trial data, or find such data sufficient to grant product approval. There are also risks that post-approval clinical trials we are conducting, agreed to conduct or otherwise plan to conduct with respect to DIFICID will not yield positive results, which would impair our ability to continue marketing DIFICID in the United States.

Delays in clinical trials are common and have many causes, and any such delays could result in increased costs to us and jeopardize or delay our ability to achieve regulatory approval and commence product sales as currently contemplated.*

We have in the past experienced delays in clinical trials of our product candidates and we may experience delays in on-going or future clinical trials.  We do not know whether our clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and whether the clinical trial design involves comparison to placebo.

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

We have relied and currently rely on third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our collaborators and we may not be able to obtain or maintain regulatory approval for or commercialize our product candidates.*

We have entered into agreements with third-party CROs to provide monitors for and to manage data for our clinical programs, including our Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing hematopoietic stem cell transplant.

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

We may incur substantial costs as a result of litigation or other proceedings relating to our patent, trademark and other intellectual property rights, and we may be unable to protect our rights to, or use, our technology.*

If we or, as applicable, our commercialization partners pursuant to their first right to enforce the patents licensed to them in their respective territories, choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we or our commercialization partners were successful in stopping the infringement of these patents.  There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

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

Although we have conducted searches of third-party patents with respect to DIFICID, these searches may not have identified all third-party patents relevant to this product and we have not conducted an extensive search of patents issued to third parties with respect to our product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed, or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued, or could not exist under common trademark law.  While we have filed a trademark application for the names “Optimer” and “Optimer Pharmaceuticals”, we are aware that the name “Optimer” has been registered as a trademark with the U.S. PTO by more than one third party, including one in the biotechnology space.  As such, we believe there is a significant risk that third parties may allege they have trademark rights encompassing the names for which we have applied for protection.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(1)	Certificate of Incorporation of Optimer Pharmaceuticals, Inc., as amended and restated.
3.2	(2)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc.
3.3	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
4.1	(4)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
10.1		First Amendment to Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe, Ltd., dated September 6, 2012.
10.2*		Third Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated September 12, 2012.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

OPTIMER PHARMACEUTICALS, INC.

Dated: November 2, 2012	By:	/s/ Stephen W. Webster
	Name:	Stephen W. Webster
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)