Form 10-K
period 2012-12-31
OPTIMER PHARMACEUTICALS INC
filed 2013-03-18
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

101 Hudson Street, Suite 3501, Jersey City, NJ 07302

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (201) 333-8819

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold as of such date on the Nasdaq Global Select Market, was $724,313,291.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 11, 2013 was 47,900,542.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

OPTIMER PHARMACEUTICALS

FORM 10-K—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

PART I

Cautionary Note Regarding Forward-Looking Statements

This report and other documents we file with the U.S. Securities and Exchange Commission, or SEC, contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “will,” “could,” “would,” “project,” “intend,” “plan,” “believe,” “predict,” “estimate,” “should,” “may,” “potential,” “continue,” “ongoing” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors”. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1. Business

Overview

We are a global biopharmaceutical company currently focused on commercializing our antibiotic product DIFICID® (fidaxomicin) tablets in the United States and Canada, and developing other fidaxomicin products in the United States and worldwide, both by ourselves and with our partners and licensees.  DIFICID, a macrolide antibacterial drug, was approved by the U.S. Food and Drug Administration, or FDA, on May 27, 2011, for the treatment of Clostridium difficile-associated diarrhea, or CDAD, in adults 18 years of age and older. CDAD is the most common symptom of Clostridium difficile infection, or CDI.  We market DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc., or Cubist.

We continue to pursue regulatory approval for, and commercialization of, fidaxomicin in other geographies outside the United States and Canada through various collaboration partners.  DIFICLIRTM (fidaxomicin) is approved in Europe for the treatment of adults suffering from CDI.  In June 2012, our collaboration partner, Astellas Pharma Europe Ltd., or APEL, achieved the first sales of DIFICLIR in certain of its European territories.  In June 2012, our subsidiary, Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, began marketing DIFICID in Canada. We have entered into agreements with Astellas Pharma Inc., or Astellas Japan, and with Specialised Therapeutics Australia Pty. Ltd, or STA, for the development and commercialization of fidaxomicin in Japan and in Australia and New Zealand, respectively.  In November 2012, we entered an exclusive agreement with AstraZeneca UK Limited, or AstraZeneca, to commercialize fidaxomicin for the treatment of CDI in Latin America, including Brazil, Central America, Mexico and the Caribbean.

CDAD is the most common nosocomial, or hospital acquired, diarrhea and is a significant medical problem in hospitals and long-term care facilities. In addition, CDAD is beginning to emerge in the community among people previously at low risk for the disease.  CDAD is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria, which produce toxins that cause inflammation of the colon, severe diarrhea and, in the most serious cases, death.  Certain subpopulations, such as older patients, transplant patients, patients taking concomitant antibiotics and cancer patients, are at a higher risk of contracting CDAD.

DIFICID is the first drug approved by the FDA for the treatment of CDAD in more than 25 years.  In two large Phase 3 clinical trials, DIFICID reached its primary endpoint, with non-inferiority in clinical response rates at the end of treatment compared to oral vancomycin (88% vs. 86% and 88% vs. 87%, p=NS, for DIFICID and vancomycin, respectively).  In addition, DIFICID was designated by the FDA as superior to vancomycin, the only other agent with an indication for the treatment of CDAD, in sustaining clinical response through 25 days beyond the end of treatment (70% vs. 57%, p=0.0011; 72% vs. 57%, p=0.0004, for DIFICID and vancomycin, respectively).  Sustained clinical response was defined as clinical response at the end of treatment and survival without proven or suspected CDAD recurrence through the 25-day follow-up period.  DIFICID is the only FDA-approved antibacterial drug proven to be superior to vancomycin in sustained clinical response for CDAD.

Recurrence rates in the Phase 3 clinical trials among patients who had initial clinical response were statistically significantly lower in those treated with DIFICID.  In the modified intention-to-treat, or mITT, population, recurrence rates were 15.4% for DIFICID versus 25.3% for vancomycin (p=0.005) in one trial and 12.7% for DIFICID versus 26.9% for vancomycin (p=0.0002) in the other trial.

In August 2012, the Centers for Medicare & Medicaid Services, or CMS, granted a new technology add-on payment, or NTAP, for DIFICID administered in the inpatient hospital setting to treat qualifying Medicare Part A patient cases with CDAD.  Introduced in 2001, the add-on payment is designed to support timely access to innovative therapies used to treat Medicare beneficiaries in the inpatient setting that provide a substantial clinical improvement over existing therapies.  Acute care hospitals participating in the inpatient prospective payment system are eligible for an additional reimbursement of up to $868 per case in fiscal year 2013 where cost of the entire case exceeds the Medicare Severity Diagnosis Related Group payment amount.  The DIFICID add-on payment granted by CMS represents a policy change, as DIFICID is the first, and only, oral medication not associated with a procedure code ever approved for an NTAP.  The add-on payment is a special additional payment for qualifying Medicare cases and is intended to assist in addressing cost as a barrier to appropriate use.  The policy is effective for hospital discharges occurring on or after October 1, 2012 and will continue for two to three years.

Subject to FDA discussion and review, we intend to pursue new areas where we perceive opportunities exist to expand the DIFICID label to include new indications.  We believe prophylactic use of DIFICID represents a potential opportunity for significant incremental market expansion.  For example, in October 2012, we initiated a Phase 3 clinical trial for the prevention of CDAD in patients undergoing hematopoietic stem cell transplantation, or HSCT, which is often referred to as bone marrow transplantation.  CDAD can be a serious complication of HCST, leading to longer hospital stays and increased cost of care.

We were incorporated in November 1998.  In addition to Optimer Canada, we established subsidiaries in Bermuda and Europe in 2012 to facilitate our international expansion.  We sold our remaining interest in OBI Pharma, Inc., formerly known as Optimer Biotechnology, Inc, or OBI, in 2012 for $60.0 million in gross proceeds.   In this report, “Optimer Pharmaceuticals,” “Optimer,” “we,” “us” and “our” refer to Optimer Pharmaceuticals, Inc., Optimer Canada and our other international subsidiaries on a consolidated basis, unless the context otherwise requires.  Our principal executive offices are in Jersey City, New Jersey, and we operate a facility in San Diego, California.  We maintain an internet website at www.optimerpharma.com, which includes links to reports we have filed with the SEC.  Any information that is included on, or linked to, our internet site is not a part of this report or any registration statement that incorporates this report by reference.  Our filings may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Our Business Strategy

Our goal is to establish ourselves as a leading hospital specialty products-based biopharmaceutical company focused on the global commercialization of fidaxomicin.  To achieve this objective, our strategy includes the following key elements:

•                  Build a branded anti-infective franchise for DIFICID in the United States and Canada.  We intend to continue the successful commercialization of DIFICID by supporting increased patient access, continuity of care, formulary access across payors, hospitals and long-term care facilities and the adoption of first-line DIFICID use in appropriate patients.

•                  Establish collaborations and distribution arrangements in international markets. We intend to continue to secure fidaxomicin marketing authorization in markets outside the United States where C. difficile has emerged as a serious health problem and pursue commercialization in these markets by evaluating partnering alternatives to market our products as appropriate.  To date, we have entered into collaborations with: APEL for Europe; Astellas Japan for Japan; STA for Australia and New Zealand; and AstraZeneca for Latin America.

•                  Develop DIFICID for additional indications. We believe there are opportunities to expand DIFICID’s label to address unmet medical needs related to CDI that can provide clinical benefit to patients. We plan to pursue, subject to FDA discussion and review, such opportunities which we believe have significant market expansion potential.  We currently are evaluating prophylactic use of DIFICID in patients undergoing bone marrow transplantation, who are at risk for CDAD and where CDAD has a significant impact on the patient and the disease-associated burden. Other opportunities exist in oncology patients, patients with multiple recurrences of CDAD and pediatric patients.

•                  Selectively acquire or in-license additional hospital specialty products for development and/or commercialization.  In order to maximize the value of our hospital franchise and the investment in our commercial infrastructure, we intend to opportunistically consider the expansion of our product portfolio by selectively acquiring or in-licensing additional hospital products or product candidates. We believe the U.S. hospital market provides an opportunity for a biopharmaceutical company with a modestly sized sales infrastructure to successfully market innovative medicines.

Commercialization Efforts

We market DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist.  In 2011, we completed the establishment of our commercial infrastructure, including key additions to our senior management team, to commercialize DIFICID in the United States.  Our infrastructure includes a sales force of approximately 116 hospital sales specialists, in addition to experienced commercial and marketing management.  Our commercialization functions include institutional formulary adoption, payor access/coverage, sales and promotion.

Our commercialization efforts are directed at physicians, pharmacists, administrators and others throughout the hospital and long-term care settings.  Our primary commercial efforts are focused on the hospital, where the majority of initial prescribing decisions for DIFICID are made, as a means of driving broader use of DIFICID in other segments such as long-term care and retail.  Our sales representatives primarily target approximately 1,200 hospitals, although approximately 2,750 hospitals have ordered DIFICID.  In October 2012, we instituted a hospital contracting strategy that provides a discount to hospitals for DIFICID use in the acute care inpatient setting.

On April 5, 2011, we entered into a co-promotion agreement with Cubist, pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions, as well as jointly to provide medical affairs support for DIFICID.  In addition to DIFICID, Cubist markets CUBICIN® and ENTEREG®.  With the establishment of our own field force, we estimate that the vast majority of our approximately 1,200 target hospitals are covered by both a Cubist representative and an Optimer representative.  As such, we currently do not anticipate renewing the co-promotion agreement when it expires on July 31, 2013, and will evaluate expanding our field force to detail the hospitals currently covered only by a Cubist representative.

We are pursuing regulatory approval and commercialization of fidaxomicin in other geographies outside the United States and Canada through various collaboration partners.

Distribution

We sell DIFICID through wholesalers that have agreed to be authorized distributors of record of DIFICID in the United States.  These wholesalers sell DIFICID to hospitals and long-term care facilities, in addition to retail and specialty pharmacies in the United States.  We outsource a number of our product supply chain services to third-party vendors, including services related to warehousing and inventory management, distribution, chargeback processing and accounts receivable management.

We introduced DIFICID Rx AssistTM in the third quarter of 2012 to help facilitate the process of filling patients’ prescriptions in the retail setting.  We sell product directly to Advanced Care Scripts, or ACS, a part of Omnicare Specialty Care Group, which manages the DIFICID Rx Assist program on our behalf.  By selling product directly to ACS, we can ensure that the DIFICID Rx Assist program has an appropriate level of inventory available to ship to patients at all times.

The following table details the percentage of our gross product sales to distribution customers who represented 10% or more of our gross product sales in 2012 and 2011 and the percentage of our accounts receivable related to such customers as of December 31, 2012 and 2011:

	Gross Product Sales		Accounts Receivable
	2012	2011	2012	2011
AmerisourceBergen Corporation	22%	23%	17%	21%
Cardinal Health, Inc.	36%	43%	39%	30%
McKesson Corporation	35%	30%	37%	46%
	93%	96%	93%	97%

These three customers represented substantially all of our gross product sales in the United States. We do not believe that the loss of any one of these customers would have a material adverse effect on product sales because we expect that product sales would shift to other customers. However, the loss of one of these three customers could increase our dependence on the remaining two primary customers.

Our Market Opportunity

Our primary market is the U.S. hospital market, which consists of approximately 7,000 acute care hospitals.  U.S. hospitals purchased over $10 billion of antibiotics in 2009. Many antibiotics used to treat infections have well-documented shortcomings. For example, certain antibiotics often fail to reach sufficient concentrations at the site of infection to adequately eliminate harmful bacteria. Certain of these antibiotics also have been associated with serious adverse side effects, including renal toxicities, heart rhythm abnormalities, phototoxicity, rashes and central nervous effects, such as seizures. These side effects limit the use of antibiotics for certain patients.  In addition, certain antibiotics have interaction issues with prescribed drugs, such as cholesterol lowering agents. Safety problems can arise when increased doses of these antibiotics are needed to treat resistant bacteria. If bacteria develop resistance to currently available antibiotics, the underlying infection can become difficult or impossible to treat, and may lead to death. Patients also often fail to comply with antibiotic treatment regimens due to many factors including the inability to tolerate an antibiotic due to its side effects, inconvenient method of dosing and undesirable frequency and length of dosing. Because of these shortcomings associated with marketed antibiotics, we believe an opportunity exists to improve upon existing treatments.

Our Product and Product Candidates

We believe that fidaxomicin offers, or may offer, advantages over existing antibiotics.  We also believe that the markets for fidaxomicin present us with significant commercial opportunities.

Our ability, or our licensees’ abilities, to obtain additional regulatory approvals for fidaxomicin may require us or our licensees to successfully complete additional clinical development and demonstrate, through data submissions, the safety and efficacy of the product candidate to the satisfaction of foreign regulatory authorities.  Clinical trials involve a lengthy and expensive process with an uncertain outcome, and efficacy and safety data of earlier studies and trials may not be predictive of future trial results.

Our current product or product candidate portfolio consists of the following:

Product or Product Candidate	Geography	Indication	Development Status	Commercial Rights

DIFICID (fidaxomicin) tablets	United States	CDAD	Commercial	Optimer

DIFICID	Canada	CDI	Commercial	Optimer Canada

DIFICLIR (fidaxomicin)	Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Iceland, the Netherlands, Norway, Portugal, Slovenia, Spain, Sweden and the United Kingdom	CDI	Commercial	APEL

DIFICLIR	Other European Markets (EMA Markets)	CDI	EMA Approved. Pricing and Reimbursement Negotiations	APEL

DIFICLIR	Other APEL Territories	CDI	Registration	APEL

Fidaxomicin	Australia/New Zealand	CDI	Registration	STA

Fidaxomicin	Latin America/Caribbean	CDI	Registration	AstraZeneca

Fidaxomicin	Japan	CDI	Phase 1	Astellas Japan

Life-cycle Management

DIFICID	United States	CDAD Prophylaxis in HSCT Patients	Phase 3b(1)	Optimer

DIFICID	United States and Europe	CDAD in Pediatric Patients	PK Trial Initiated/Phase 3 Trial Planned(1) (2)	Optimer/APEL

DIFICID	United States	CDAD Multiple Recurrence	Phase 3 Trial Planned(1) (2)	Optimer

(1)         We intend that data from these Phase 3 trials, if successful, will be presented to the FDA as part of an sNDA in order to expand the DIFICID label.

(2)         FDA requirement or commitment.

Fidaxomicin

Overview.  We developed fidaxomicin for the treatment of infection caused by C. difficile bacteria.  C. difficile is the most common cause of infectious diarrhea in healthcare settings.  Fidaxomicin is a differentiated antibacterial drug for the treatment of CDAD in adults 18 years of age or older.  CDAD is the most common symptom of C. difficile infection.  Fidaxomicin has potent activity against C. difficile and moderate activity against certain other gram-positive organisms, such as Enterococcus and Staphylococcus, but it is virtually inactive against Gram-negative organisms and yeast.  Fidaxomicin is bactericidal in vitro and has a unique mechanism of action, exerting its activity by inhibiting RNA polymerase, a bacterial enzyme.

Clostridium difficile Infection. CDI has become a significant medical problem in hospitals, in long-term care facilities and in the community and is estimated to afflict more than 700,000 people each year in the United States.  C. difficile has surpassed methicillin-resistant Staphylococcus aureus, or MRSA, as the leading cause of healthcare-acquired infections in community hospitals.  CDI is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria that produce toxins causing inflammation of the colon, severe diarrhea and, in the most serious cases, death.  Patients typically develop CDI from the use of broad-spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish and produce toxins.  C. difficile is a spore forming bacterium, creating spores excreted in the environment of the patients that can survive for months on dry surfaces in hospital rooms such as beds and doors, and can contaminate other patients by fecal-oral transmission through the hands of healthcare workers.

In addition to fidaxomicin, therapeutic options for CDAD include the use of metronidazole off-label and oral vancomycin, the latter being the only other agent that is FDA-approved for the treatment for CDAD.  However, approximately 20% to 30% of CDAD patients who initially respond to these older treatment options experience a clinical recurrence following cessation of treatment.

Primary risk factors for CDI include broad-spectrum antibiotic use (such as cephalosporins and fluoroquinolones), age (over 65), immune compromised status (such as oncology patients), presence of multiple comorbidities and prolonged stay in a healthcare facility.  Incidence and severity of CDI cases are increasing with growing rates of recurrence, septic shock, toxic megacolon and intestinal perforation.  C. difficile-associated mortality rates increased 400% between 2000 and 2007 in the United States. The elderly are particularly vulnerable, as over two-thirds of CDI patients are 65 years and older.  Rates of morbidity and mortality increase with patient age, with a mortality rate as high as 14% in elderly patients.  The increasing incidence and mortality of CDI, along with high rates of both treatment failures and recurrences with earlier therapies, has resulted in greater awareness and concern about CDI among medical professionals and public health officials.

We believe that the incidence of CDI may be higher than what is reported because many hospitals are not required to and do not report incidence of CDI. According to the Centers for Disease Control and Prevention, CDI rates increased 200% for hospitalized patients aged over 65 years from 1996 to 2009.  Data published in 2012 by the Agency for Healthcare Research and Quality Healthcare Cost and Utilization Project (HCUP) showed that in 2009, there were 336,600 hospitalizations that involved CDI, which is nearly 1% of all hospital stays.

Reports indicate that the incidence of community-acquired CDI cases also may be increasing and CDI has been observed in populations previously considered to be at low risk.  In one population-based U.S. study, community-acquired CDI accounted for 41% of all definite CDI cases.  The same study showed that the incidence of both community-acquired and hospital-acquired CDI increased significantly over the study period.  Compared to those with hospital-acquired CDI, patients with community-acquired infection were younger, more likely to be female, had lower comorbidity scores and were less likely to have severe infection or to have been exposed to antibiotics.  The study demonstrated that CDI affects populations previously thought to be at low risk, including young adults and children, and those who lack the traditional risk factors of recent hospitalization or exposure to antibiotics.

Generally, CDI results in longer hospital stays and increases average patient cost which often is not fully reimbursed to the hospital. Compared to the average inpatient, CDI patients are considerably sicker and their cases more complex.  Patients with CDI hospital stays are more severely ill than the general hospital population, with longer lengths-of-stay and higher death rates.

In more complicated cases of CDI, hospitalization may be prolonged by up to two weeks. One analysis showed that the adjusted mean cost for CDI cases was $15,400 higher than for cases without CDI, and the adjusted mean length of hospital stay was over eight days longer.  In certain populations, such as surgical patients, the costs can be even higher and lengths of stay up to 16 days longer.  The overall costs attributable to CDI cases in the U.S. healthcare system are estimated at $8.2 billion per year.

We believe that DIFICID addresses an unmet medical need for patients with CDAD and provides economic value to the healthcare system:

•                  DIFICID is the first drug approved by the FDA to treat CDAD in more than 25 years and has demonstrated comparable initial efficacy and a superior sustained clinical response through 25 days after the end of treatment for CDAD versus vancomycin, the only other drug FDA approved drug for the treatment of CDAD.

•                  DIFICID is the first, and only, oral medication to qualify for a new technology add-on payment from CMS.  The NTAP program is only available to new technologies demonstrating a substantial clinical improvement and meeting specific cost thresholds.

We believe DIFICID’s profile provides an opportunity to develop significant market penetration for first-line use in CDAD patients.  Additionally, we believe there are opportunities to expand DIFICID’s label to address unmet medical needs related to CDAD and provide value to patients and the healthcare system.

Alternative Treatments and Limitations.  Metronidazole generally is used for patients in the United States and Europe experiencing their first mild-to-moderate episode or first recurrent episode of CDAD.  Metronidazole is a generic drug that is used off-label to treat CDAD due to its low cost and historical efficacy.  The guideline-recommended treatment regimen for metronidazole is 500 mg three times per day, for 10 to 14 days.

Vancomycin is used in the United States and also in Europe and Japan for the treatment of CDAD.  As a result of its broad antibacterial activity, intravenously administered vancomycin frequently is used for certain other life-threatening infections caused by multi-drug resistant bacteria such as MRSA.  In an effort to slow the continuing emergence of vancomycin-resistant bacteria, the medical community discourages the use of the drug for the treatment of CDAD except for patients who are not responding to metronidazole, for patients with severe symptoms or for patients with risk factors that are predictive of negative treatment outcomes.

Both metronidazole and vancomycin have shortcomings as treatments for CDAD including:

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

•                  Bacterial Resistance.  Widespread use of oral vancomycin is discouraged for the treatment of CDAD in some hospitals due to concerns over the development of cross-resistant bacteria, including vancomycin-resistant enterococcus, or VRE, and vancomycin-resistant Staphylococcus, which can cause other serious nosocomial infections.

•                  Adverse Side Effects.  Metronidazole, which is systemically absorbed, may result in adverse side effects and complications, including seizures, toxic reactions to alcohol, leukopenia, neuropathy, unpleasant taste and dry mouth.

•                  Inducement of CDI.  Oral vancomycin and metronidazole are both broad-spectrum antibacterials that disrupt the normal gut flora, which help suppress the growth of C. difficile.

•                  Less Convenient Dosing and Compliance.  The current treatment regimen for oral vancomycin and metronidazole is less convenient, as both must be administered three or four times per day for a minimum of 10 days, which may result in lower levels of patient compliance.

Fidaxomicin Differentiating Characteristics.  Fidaxomicin is a unique antibacterial drug consisting of an 18-member macrocyclic ester ring structure.  After receiving expedited priority review, fidaxomicin was approved by the FDA in May 2011 for the treatment of CDAD in adults 18 years of age or older.

Fidaxomicin has significant differentiating features, including:

•                  an initial response rate comparable to vancomycin and a designation by the FDA as superior in sustained clinical response (enduring response) through 25 days after the end of treatment;

•                  a targeted antimicrobial spectrum primarily limited to species of clostridia, including C. difficile;

•                  bactericidal activity against C. difficile in vitro;

•                  limited disruption of normal gut flora both in vitro and in fecal profiling clinical studies, which may contribute to the lower likelihood of CDAD recurrence;

•                  lower risk of colonization by VRE with fidaxomicin (7%) than vancomycin (31%);

•                  minimal systemic absorption, acting locally in the gastrointestinal tract;

•                  post-antibiotic effect of 6 to 10 hours;

•                  twice daily dosing regimen;

•                  no in vitro cross-resistance with other classes of antibacterial drugs; and

•                  no significant drug interactions, no contra-indications and no dose adjustment necessary in patients over 65 years old or in patients with renal or hepatic impairment.

Clinical Development

Phase 3 Pivotal Trials.

DIFICID is the first drug approved by the FDA for the treatment of CDAD in more than 25 years.  In two large Phase 3 clinical trials, DIFICID reached its primary endpoint successfully, with non-inferiority in clinical response rates at the end of treatment compared to oral vancomycin (88% vs. 86% and 88% vs. 87%, p=NS, for DIFICID and vancomycin respectively).  In addition, DIFICID was designated by the FDA as superior to vancomycin, the only other agent with an indication for the treatment of CDAD, in sustaining clinical response through 25 days beyond the end of treatment (70% vs. 57%, p=0.0011; 72% vs. 57%, p=0.0004, for DIFICID and vancomycin respectively).  Sustained clinical response was defined as clinical response at the end of treatment and survival without proven or suspected CDAD recurrence through the 25-day follow-up period.  DIFICID is the only FDA-approved antibacterial drug proven to be superior to vancomycin in sustained clinical response for CDAD.

Recurrence rates in the Phase 3 clinical trials among patients who had initial clinical response were statistically significantly lower in those treated with DIFICID.  In the modified intention-to-treat population, recurrence rates were 15% for DIFICID versus 25% for vancomycin (p=0.0005) in one trial and 13% for DIFICID versus 27% for vancomycin (p=0.0002) in the other trial.

Results from the Phase 3 trials are summarized below:

	Trial 1 - Study 101.1.C.003				Trial 2 - Study 101.1.C.004
	Analysis	DIFICID (%)	Vancomycin (%)	Difference (95% CI)	Analysis	DIFICID (%)	Vancomycin (%)	Difference (95% CI)
Clinical Response at End of Treatment	mITT	88%	86%	2.6 (-2.9 to 8.0) p=NS	mITT	88%	87%	1.0 (-4.8 to 6.8) p=NS
Sustained Response at Follow-up	mITT	70%	57%	12.7 (4.4 to 20.9) p=0.0011	mITT	72%	57%	14.6 (5.8 to 23.3) p=0.0004
Recurrence	mITT	15%	25%	-9.9 (-16.6 to -2.9) p=0.005	mITT	13%	27%	-14.2 (-21.4 to -6.8) p=0.0002

Further analysis of the results from the Phase 3 trials and several recent publications demonstrated other potential advantages of fidaxomicin:

•                  in patients with more pronounced diarrhea (diarrhea that did not resolve in the first 24 hours of therapy), fidaxomicin was associated with a faster time to resolution than vancomycin (79 hours vs. 105 hours, p=0.056);

•                  in patients who did not receive either vancomycin or metronidazole in the 24-hour pre-trial enrollment period, the difference in recurrence rate between fidaxomicin and vancomycin was more pronounced than in the overall patient population at 10.9% vs. 24.3%, respectively;

•                  CDI recurrence occurred significantly later in patients treated with fidaxomicin with only 3% and 9% recurrence rates versus 14% and 20% recurrence rates for vancomycin, at 10 and 20 days post-treatment, respectively;

•                  fidaxomicin was less likely than vancomycin to promote VRE colonization in patients treated for CDI, which we believe may be due to inhibitory activity of fidaxomicin against many VRE strains and fidaxomicin’s relative sparing of the intestinal flora including Bacteroides bacteria.  The analysis showed that only 7% of patients treated with fidaxomicin acquired VRE versus 31% of vancomycin-treated patients (p<0.001);

•                  fidaxomicin was significantly more effective than vancomycin in achieving clinical cure in the presence of concomitant antibiotics, or CA, therapy and in preventing recurrence regardless of CA use;

•                  a meta-analysis of the two pivotal trials showed that in the full analysis set (ITT population), fidaxomicin reduced persistent diarrhea, recurrence or death by 40% (95% confidence interval [CI], 26%—51%; p < .0001) compared with vancomycin through day 40.  Through day 12, fidaxomicin reduced persistent diarrhea or death by 37%; and

•                  fidaxomicin is able to inhibit C. difficile’s production of spores, the most readily transmissible form of C. difficile, in vitro and that fidaxomicin inhibits toxin production by C. difficile in vitro.

We expect to continue to support peer reviewed publication of additional data and analyses related to fidaxomicin, as well as presentation of such data and analyses at a variety of medical and scientific meetings and conferences.

Clinical Studies/Label Expansion

In 2012, we initiated two new clinical studies of DIFICID.  The first is a Phase 2a open-label, uncontrolled, safety, tolerability and pharmacokinetic study in pediatric subjects with CDI (NCT01591863).  This study is intended to recruit 32 subjects ranging in age from six months to 18 years.

We believe there are opportunities to expand DIFICID’s label to address unmet medical needs related to CDI that can provide economic value to the healthcare system.  We plan to pursue, subject to FDA discussion and review, such opportunities where we view significant potential for market expansion.

One area that we believe presents an important label expansion opportunity is the prophylactic use of DIFICID in certain patient populations.  We believe DIFICID may be effective not only for treating CDAD, but also in preventing CDAD in patients at high risk of developing CDAD.  There currently is no therapeutic drug approved for the prevention of CDAD.  We believe fidaxomicin may provide safe, potent and narrow-spectrum bactericidal activity against C. difficile, thereby protecting high-risk patients while limiting disruption to normal, beneficial gut flora.

The second study initiated in 2012 is a Phase 3b, multicenter, randomized, double-blind, controlled clinical trial comparing fidaxomicin to placebo in the prophylaxis of CDI in subjects undergoing HSCT and receiving fluoroquinolone prophylaxis (NCT01691248).  Subjects undergoing HSCT will be treated once-daily with fidaxomicin 200 mg for up to 40 days (through seven days post-engraftment or past the end of fluoroquinolone prophylaxis, whichever is later).  The primary endpoint is occurrence of CDI through 30 days post-treatment.  The secondary endpoint is occurrence of CDI through 60 days post-treatment.  This study is expected to enroll approximately 340 patients but may be readjusted for size in a blinded interim analysis at 50% enrollment.  HSCT patients generally are at risk for CDAD, and CDAD has a significant impact on the patient and the disease-associated cost burden.  This study was initiated in October 2012.

License from Par Pharmaceuticals, Inc.

In February 2007, we repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a $5.0 million milestone payment in June 2010 for the successful completion of our second pivotal Phase 3 trial for fidaxomicin.  We are obligated to pay Par a 5% royalty on any net sales by us, our affiliates or our licensees of fidaxomicin in North America and Israel, including Cubist, and a 1.5% royalty on any net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, we are required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin in connection with the licensing of our right to market fidaxomicin in the rest of the world, such as the licenses we have granted to our partners in territories outside the United States and Canada.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Other Product Candidates

We have out-licensed rights to two development programs.

Solithromycin (CEM-101): Macrolide and Ketolide Antibiotics

Macrolide antibiotics are marketed for the treatment of upper and lower respiratory tract infections, or RTIs.  Macrolides, such as erythromycin and azithromycin, and ketolides, such as telithromycin, are related classes of antibiotics which have strong gram-positive activity and inhibit bacterial growth.  However, an increasing number of pathogens is now resistant to currently available macrolides and ketolides.  The leading product candidate developed by us, solithromycin, was effective against these resistant bacterial strains according to a preclinical study conducted by the Institute for Medical Microbiology.  Cempra Pharmaceuticals, Inc., or Cempra, has licensed from us a library of approximately 500 macrolides related to this product candidate.

CEM-101 has been shown to possess potent activity against multi-drug resistant Streptococcus pneumoniae and Streptococcus pyogenes, common RTI pathogens.  A preclinical study showed that solithromycin was orally active with potent efficacy in animal models after once-a-day administration.  Cempra recently initiated a global Phase 3 clinical trial of orally-administered solithromycin in patients with community-acquired bacterial pneumonia.  In Phase 2 trials, solithromycin showed a favorable safety profile in over 400 patients.  We may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.

OPT-822/821: Cancer Immunotherapy for Breast Cancer

In 2009, under an intellectual property assignment and license agreement, we assigned to OBI certain of our patent rights and know-how related to OPT-822/821, a novel carbohydrate-based cancer immunotherapy which we licensed from Memorial Sloan-Kettering Cancer Center.  OBI is developing OPT-822/821 for the treatment of metastatic breast cancer.  In December 2010, OBI initiated a Phase 2/3 clinical trial of OPT-822/821 with sites in Taiwan, South Korea, Hong Kong and Malaysia.  The Phase 2/3 trial is expected to enroll up to 343 patients and the primary endpoint is the progression-free survival rate from the time of randomization until disease progression.

Under the intellectual property assignment and license agreement with OBI, we may receive up to $10.0 million in milestone payments for each product developed, and we also are eligible to receive royalties on net sales of any product commercialized under the program.  In January 2012, OBI and we executed a letter of agreement which provided us the right of first refusal if OBI or one of its affiliates receives any offer to obtain an exclusive, royalty-bearing license (including the right to sublicense) under the OPT-822/821 patents and the OPT-822/821 technology to develop, make, have made, use, sell, offer for sale, have sold and import OPT-822/821 products in the United States, Europe or other specified territories.  In the letter of agreement, as consideration for the grant of the right of first refusal, we waived certain of OBI’s obligations under the intellectual property assignment and license agreement.  The letter of agreement expires 10 years from the effective date of the agreement.

Collaborations, Commercial and License Agreements

AstraZeneca UK Limited.  In November 2012, we entered an exclusive distribution and license agreement with AstraZeneca to commercialize fidaxomicin for the treatment of CDI in Latin America, including Brazil, Central America, Mexico and the Caribbean.  Under the terms of the agreement, we will provide to AstraZeneca the completed preclinical and clinical data, regulatory information and documents, testing information, protocols and any know-how relating to fidaxomicin.  In addition to the transfer of know-how, we will provide drug product for purposes of conducting validation testing in connection with seeking regulatory approval in the covered territories for commercial use of the product.  AstraZeneca is obligated to perform, at its own expense, the work required to obtain regulatory approval and commercialization in the covered territories.   Under the terms of the agreement, we received a $1.0 million up-front payment, of which $0.7 million was recognized in the fourth quarter of 2012, and potentially can earn up to $3.0 million in aggregate contingent payments, upon first commercial sale in certain countries, and up to $19.0 million in other contingent payments contingent on the achievement of sales-related targets for fidaxomicin in the territory.  In addition, under a fidaxomicin supply agreement with AstraZeneca, we are entitled to receive payments from AstraZeneca that provide a return resulting in a double-digit percent of net sales in the territory.

Specialised Therapeutics Australia Pty. Ltd.   In June 2012, we entered into a distribution and license agreement with STA to register and commercialize fidaxomicin in Australia and New Zealand for the treatment of CDI.  Under the distribution and license agreement, STA is responsible for all costs associated with the registration and commercialization of fidaxomicin in Australia and New Zealand.  In addition, we entered a supply agreement with STA to supply product for the registration and commercial activities of STA and its sublicensees.  Upon signing the distribution and license agreement, STA made a payment of $0.5 million related to expenses incurred by us in connection with pre-approval activities in Australia.  We are entitled to receive contingent payments, which may exceed $1.5 million, upon the achievement of cumulative net sales targets and will receive payments for the supply of fidaxomicin to STA.

Astellas Pharma Inc.  In March 2012, we entered into a collaboration and license agreement with Astellas Japan pursuant to which we granted to Astellas Japan an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Japan.  Under the terms of the collaboration and license agreement, and at its expense, Astellas Japan agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in Japan and achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in Japan.  In addition, under the terms of the collaboration and license agreement, Astellas Japan granted to us an exclusive, royalty-free license under know-how and intellectual property generated by Astellas Japan and its sublicensees in the course of developing fidaxomicin and controlled by Astellas Japan or its affiliates for use by us and any of our sublicensees in the development and commercialization of fidaxomicin outside Japan and, following termination of the collaboration and license agreement and subject to payment by us of single-digit royalties, in Japan.  Under the terms of a supply agreement entered into by Astellas Japan and us, on the same date as the collaboration and license agreement, we are the exclusive supplier of fidaxomicin to Astellas Japan for Astellas Japan’s development and commercialization activities in Japan during the term of the supply agreement.

Under the terms of the collaboration and license agreement, Astellas Japan paid us an up-front fee equal to $20.0 million in April 2012.  We also are eligible to receive additional cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, we will be entitled to receive high-single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain limited circumstances. Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.  Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high-double-digit percentage of such net sales and a mark-up to cost of goods. This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

The collaboration and license agreement will continue in effect on a product-by-product basis until expiration of Astellas Japan’s obligation to pay royalties with respect to each fidaxomicin product in Japan, unless terminated early by either party.  Following expiration of the collaboration and license agreement, Astellas Japan’s license to develop and commercialize the applicable fidaxomicin product will become non-exclusive.  Astellas Japan and we may terminate the collaboration and license agreement prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, we may terminate the collaboration and license agreement prior to expiration in the event Astellas Japan, or any of its affiliates or sublicensees, commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it under the collaboration and license agreement.  Astellas Japan may terminate the collaboration and license agreement prior to expiration for any reason upon 180 days’ prior written notice to us.  Upon any such termination, the license granted to Astellas Japan (in total or with respect to the terminated product, as applicable) will terminate and revert to us. The supply agreement will continue in effect until terminated by either party.  Each of Optimer Europe and Astellas Japan may terminate the supply agreement (i) upon the material breach of such agreement by the other party, (ii) upon the bankruptcy or insolvency of the other party or (iii) on a product-by-product basis following expiration of Astellas Japan’s obligation to pay the price described above with respect to the applicable fidaxomicin product, or in its entirety following expiration of Astellas Japan’s obligation to pay the price described above with respect to all fidaxomicin products.

Cubist Pharmaceuticals, Inc.  On April 5, 2011, we entered into a co-promotion agreement with Cubist, pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly to provide medical affairs support for DIFICID.  In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, we are responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID, in addition to using commercially reasonable efforts to maintain adequate inventory and third-party logistics support for the supply of DIFICID in the United States.  Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement will end in July 2013, subject to renewal or early termination as described below. We currently do not anticipate renewing the co-promotion agreement when it expires on July 31, 2013, and will evaluate expanding our field force to detail the hospitals currently covered only by a Cubist representative.

In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year).  Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  During 2012, we achieved the first year sales target and expensed $23.2 million, which consisted of $14.7 million in quarterly co-promotion fees, $5.0 million for the year-one sales target bonus and $3.5 million for Cubist’s portion of the gross profit on net sales above the year-one target.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  Cubist and we may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party, subject to certain limitations.  In addition, we may terminate the agreement, subject to certain limitations, if (i) we withdraw DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  Cubist may terminate the agreement, subject to certain limitations, if (i) we experience certain supply failures in relation to the demand for DIFICID in the United States, (ii) we are acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the United States or (iv) we fail to comply with applicable laws in performing our obligations.

Astellas Pharma Europe Ltd.  In February 2011, we entered into a collaboration and license agreement with APEL pursuant to which we granted to APEL an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Europe and certain other countries in the Middle East, Africa and the Commonwealth of Independent States, or CIS.  In March 2011, APEL and we amended the collaboration and license agreement and the supply agreement (described below) to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the APEL territory).  Under the terms of the collaboration and license agreement, APEL has agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in the APEL territory at its expense and to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in the APEL territory.  APEL and we also may agree to collaborate in, and share data resulting from, global development activities with respect to fidaxomicin, in which case we and APEL will be obligated to co-fund such activities.  In addition, under the terms of the collaboration and license agreement, APEL granted us an exclusive, royalty-free license under know-how and intellectual property generated by APEL and its sublicensees in the course of developing fidaxomicin and controlled by APEL or its affiliates for use by us and any of our sublicensees in the development and commercialization of fidaxomicin outside the APEL territory and, following termination of the agreement and subject to payment by us of single-digit royalties, in the APEL territory.  Under the terms of a supply agreement entered into between APEL and us, on the same date, we will be the exclusive supplier of fidaxomicin to APEL for APEL’s development and commercialization activities in the APEL territory during the term of the supply agreement, and APEL is obligated to pay us an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the collaboration and license agreement, in March 2011, APEL paid us an up-front fee of $69.2 million.  In June 2012, APEL paid us 50.0 million Euros, which consisted of a 40.0 million Euro approval milestone payment and a 10.0 million Euro milestone payment for the first commercial launch of DIFICLIR in an APEL territory. We are eligible to receive additional milestone payments totaling up to 65.0 million Euros upon the achievement of specified commercial milestones.

In addition, we are entitled to receive escalating double-digit royalties ranging from the high teens to low twenties on net sales of fidaxomicin products in the APEL territory, which royalties are subject to reduction in certain, limited circumstances.  These royalties are payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.

The agreements with APEL will continue in effect on a product-by-product and country-by-country basis until expiration of APEL’s obligation to pay royalties with respect to each fidaxomicin product in each country in the APEL territory, unless terminated early by either party as more fully described below.  Following expiration, APEL’s license to develop and commercialize the applicable fidaxomicin product in the applicable country will become non-exclusive.   APEL and we may each terminate either of the

agreements, prior to expiration, upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, we may terminate the agreements prior to expiration in the event APEL, or any of its affiliates or sublicensees, commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it.  APEL may terminate the agreements prior to expiration for any reason on a product-by-product and country-by-country basis upon 180 days’ prior written notice to us.  Upon any such termination, the license granted to APEL (in total or with respect to the terminated product or terminated country, as applicable) will terminate and revert to us.

Par Pharmaceutical, Inc.  In February 2007, we repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a $5.0 million milestone payment in June 2010 for the successful completion of our second pivotal Phase 3 trial for fidaxomicin.  We are obligated to pay Par a 5% royalty on any net sales by us, our affiliates or our licensees of fidaxomicin in North America and Israel, including Cubist, and a 1.5% royalty on any net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, we are required to pay Par a 6.25% royalty on net revenues we receive related to fidaxomicin in connection with the licensing of our right to market fidaxomicin in the rest of the world, such as the licenses we have granted to our partners in territories outside the United States and Canada.  We are obligated to pay each of these royalties, if any, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country.

Biocon Limited.  In May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient, or API.  Pursuant to the agreement, Biocon agreed to manufacture and supply, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we may be entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  As of December 31, 2012, we had recovered approximately $0.9 million of the $1.5 million.  Unless both Biocon and we agree to extend the term of the supply agreement, it will terminate in November 2018.  The supply agreement may be earlier terminated (i) by either party by giving two and one-half years’ notice after the fifth anniversary of the effective date or upon a material breach of the supply agreement by the other party, (ii) by us upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API or (iii) by Biocon upon the occurrence of certain events, including our failure to purchase amounts of fidaxomicin API indicated in binding forecasts.

Patheon Inc. In June 2011, we entered into a commercial manufacturing services agreement with Patheon Inc., or Patheon, to manufacture and supply fidaxomicin drug product in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  We agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

The term of the agreement extends through December 31, 2016 and automatically will renew for subsequent two-year terms unless either party provides a timely notice of its intent not to renew or unless the agreement is terminated early pursuant to its terms.  Patheon and we may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the agreement will terminate with respect to any fidaxomicin product if we provide notice to Patheon that we no longer require manufacturing services for such product because the product has been discontinued.  We may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product if any regulatory authority takes any action or raises any objection that prevents us from importing, exporting, purchasing or selling such product, or if we determine to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to us, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement or (v) if Patheon fails to meet certain production yield requirements.

Cempra, Inc. In March 2006, we entered into a collaborative research and development and license agreement with Cempra.  We granted to Cempra an exclusive worldwide license, except in the Association of Southeast Asian Nations, or ASEAN, with the right to sublicense our patents and know-how related to our macrolide and ketolide antibacterial program. As partial consideration for granting Cempra the license, we obtained equity of Cempra representing an ownership interest of less than 20%.  We may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million.  The milestone payments will be triggered upon the completion of certain clinical development milestones and, in certain instances, regulatory approval of products.  We also may receive royalty payments based on a percentage of net sales of licensed products.

Pursuant to the agreement, Cempra granted us an exclusive license whereby Cempra may receive milestone payments from us in the amount of $1.0 million for each of the first two products we develop which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.

Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party also may terminate the agreement for any reason upon 30 days’ prior written notice, provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

In June 2012, Cempra completed its first Phase 2 clinical trial of solithromycin (CEM101) in patients with community-acquired bacterial pneumonia, which triggered a $1.0 million milestone payment to us. To date, we have received $1.5 million in payments from this collaboration.

OBI.  In October 2009, we entered into certain transactions involving OBI, our then wholly-owned subsidiary, to provide funding for the development of two of our early-stage, non-core programs.  The transactions with OBI included an intellectual property assignment and license agreement, pursuant to which we assigned to OBI certain patent rights, information and know-how related to OPT-822/821.  In anticipation of these transactions, we assigned, and OBI assumed, our rights and obligations under related license agreements with the Memorial Sloan-Kettering Cancer Center.  Under the intellectual property assignment and license agreement, we are eligible to receive up to $10.0 million in milestone payments related to the development of OPT-822-821, and we are eligible to receive royalties on net sales of any product which is commercialized under the program.  The term of the intellectual property assignment and license agreement continues until the last to expire of the patents assigned by us to OBI and the patents licensed to OBI.

In January 2012, OBI and we executed a letter of agreement which provided us the right of first refusal if OBI or one of its affiliates receives any offer to obtain an exclusive, royalty-bearing license (including the right to sublicense) under the OPT-822/821 patents and the OBI OPT-822/821 technology to develop, make, have made, use, sell, offer for sale, have sold and import OPT-822/821 products in the United States, Europe or other specified territories.  In the letter of agreement, as consideration for the grant of the right of first refusal, we waived certain of OBI’s obligations under the intellectual property assignment and license agreement.  The letter of agreement expires 10 years from the effective date of the agreement.

In the fourth quarter of 2012, we sold our remaining ownership interest in OBI for $60.0 million in gross proceeds, but retain our rights to receive milestone and royalty payments related to OPT-822/821 under the intellectual property assignment and license agreement.  We also retain a right of first refusal to license commercial rights to OPT-822/821 in the United States, Europe or other specified territories.

The Scripps Research Institute. In July 1999, we acquired exclusive, worldwide rights to certain drug development technology from The Scripps Research Institute, or TSRI.  The agreement with TSRI includes the license to us of patents, patent applications and copyrights related to the technology.  We also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders and carbohydrate mimetics.

Under the four agreements with TSRI, we paid TSRI license fees consisting of an aggregate of 239,996 shares of our common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment.  In October 2009, we assigned to OBI one of the agreements with TSRI related to OPT-88 which, after further evaluation, OBI decided not to pursue.  In February 2011, the license agreement related to OPT-88 was terminated and OBI returned the patents related to OPT-88.  Under each of the three remaining agreements, we owe TSRI royalties based on net sales by us, our affiliates and sublicensees of the covered products and royalties based on revenue we generate from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the three agreements, we will owe TSRI payments upon achievement of certain milestones.  In two of the three TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 clinical trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments we may be required to pay TSRI under the remaining TSRI agreements is approximately $11.1 million.  We currently are not developing any products covered by the TSRI agreements.

Manufacturing

We rely on third parties to manufacture fidaxomicin and currently have no plans to develop our own commercial manufacturing capability.  We require in our manufacturing and processing agreements that all third-party contract manufacturers and processors produce fidaxomicin API and finished products in accordance with current Good Manufacturing Practices, or cGMP, and all other applicable laws and regulations.  We maintain confidentiality agreements with potential and existing manufacturers in order to protect our proprietary rights related to fidaxomicin.

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

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business.  We seek patent protection in the United States and internationally for our product candidates and other technology where available and when appropriate.  Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business.  In addition, we use license agreements to selectively convey to others rights to our own intellectual property.  We rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.  We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.  For this and more comprehensive risks related to our intellectual property (see “Risk Factors — Risks Related to Our Intellectual Property”).

With respect to fidaxomicin, we have five issued U.S. patents and 16 U.S. pending patent applications.  We also have 25 issued foreign patents and 77 pending foreign counterparts in Australia, Canada, China, Europe, Hong Kong, Israel, Japan, South Korea, India, New Zealand, Taiwan, South Africa, Russian Federation, Mexico, Brazil, Chile, Colombia and Peru.  The issued patents cover a specific polymorphic form, methods of treatment and specific manufacturing methods and expire in 2027, 2027 and 2025, respectively.  The pending patent applications, if issued, may cover the composition of matter, an additional polymorphic form, and pharmaceutical formulations containing the various components and would expire between 2023 and 2029.

Government Regulation and Product Approval

FDA Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals.  All of our product candidates will require regulatory approval by governmental agencies prior to commercialization.  In particular, pharmaceutical products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries.  In the United States, various federal and, in some cases, state statutes and regulations also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products.  The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources.  Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed.  Furthermore, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Before testing any compounds with potential therapeutic value in human subjects in the United States, we must satisfy stringent government requirements for preclinical studies.  Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation.  Preclinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials.  These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial trials in healthy volunteers.  In order to test a new drug in humans in the United States, an IND must be submitted to the FDA.  The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions significant enough to merit a clinical hold, in which case the IND sponsor and the FDA must resolve any outstanding concerns before a hold is lifted and clinical trials can proceed.

Clinical trials are typically conducted in three sequential phases, Phases 1, 2 and 3, with Phase 4 trials potentially conducted after initial marketing approval.  These phases may be compressed, may overlap or may be omitted in some circumstances. Certain clinical trials are required to be publicly registered, as with www.clinicaltrials.gov, and their results made publicly available.

•                  Phase 1.  Phase 1 human clinical trials evaluate the safety profile of a product candidate and the range of safe dosages that can be administered to healthy volunteers and/or patients, including the maximum tolerated dose that can be given to a trial subject with the target disease or condition.  Phase 1 trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body and the duration of its action.  In some cases, we may decide to run what is referred to as a “Phase 1a” evaluation in which we administer single doses of a new drug candidate in a small group of subjects to evaluate its pharmacokinetic properties, safety, dose range and side effects.  We also may decide to run what is referred to as a “Phase 1b” evaluation, which is a second safety-focused Phase 1 trial in which we administer a new drug candidate at its targeted dosing regimen in a small group of people to evaluate its pharmacokinetic properties, safety, dose range and side effects.

•                  Phase 2.  Phase 2 clinical trials typically are designed to evaluate the potential effectiveness of the product candidate in patients and to further ascertain the safety of the drug at the dosage given in a larger patient population.  In some cases, we may decide to run what is referred to as a “Phase 2a” evaluation, which is a trial to determine the ideal dosing regimen and length of treatment and to evaluate effectiveness and safety.  We also may decide to conduct what is referred to as a “Phase 2b” evaluation, which is a second, confirmatory Phase 2 clinical trial in which we collect more efficacy and safety data prior to initiation of a Phase 3 clinical trial.  If positive and accepted by the FDA, results from Phase 2b study can serve as a part of pivotal clinical trial in the approval of a drug candidate.

•                  Phase 3.  In Phase 3 clinical trials, often referred to as pivotal or registration clinical trials, the product candidate is usually tested in one or more controlled, randomized trials comparing the investigational new drug to an approved form of therapy or placebo in an expanded and well-defined patient population at multiple clinical sites.  The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the investigational new drug regimen as compared to a placebo or an approved standard therapy in defined patient populations with a given disease and stage of illness. Trials designed to register potential new indications for approved products are called Phase 3b.

•                  Phase 4.  Phase 4 clinical trials include studies required of, or agreed to by, a sponsor that are conducted after the FDA has approved a product for marketing.  These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.  Failure to promptly conduct any mandatory Phase 4 clinical trials that are required to as part of an NDA approval could result in withdrawal of approval or other legal sanction.

After completion of Phase 1, 2 and 3 clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is prepared and submitted for the FDA to review.  The NDA must contain all of the essential information on the drug gathered to that date, including data from preclinical and clinical trials, and the content and format of an NDA must conform to all FDA regulations and guidelines.  Accordingly, the preparation and submission of an NDA is a significant undertaking for a company. The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information from the sponsor rather than accepting an NDA for filing.  In this case, the NDA must be re-submitted with the additional information and, again, is subject to review before filing.  Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA.  Most NDAs are reviewed by the FDA within ten months of submission.  The review process often is significantly extended by the FDA through requests for additional information and clarification.  The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved.  The FDA is not bound by the recommendation but typically gives it great weight.  If the FDA evaluations of both the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a complete response, the latter of which usually contains a number of conditions that must be satisfied in order to secure final approval.

FDA Post-approval Process

Even after approval of an NDA, such approval is subject to a wide-range of regulatory requirements, any or all of which may adversely impact a sponsor’s ability to effectively market and sell the approved product.  Furthermore, the FDA may require the sponsor to conduct non-clinical and/or additional clinical trials, also known as post-marketing requirements or post-marketing commitments, to provide additional information on the safety and efficacy of the approved product.  The results of such post-market studies may be negative and could lead to limitations on the further marketing of a product.  Also, under the Pediatric Research Equity Act, or PREA, the FDA may require pediatric assessment of certain drugs and, if the results of these studies are negative, marketing of the product in adults could be impacted.  In addition, the FDA may require a sponsor to implement a Risk Evaluation Mitigation Strategy, or REMS, to manage a known or potential serious risk associated with the product.  The FDA may, either prior to approval or subsequent to approval if new safety data arises, require a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks.  Failure to comply with a REMS, including submission of a required assessment, may result in substantial civil penalties.

Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with cGMP regulations which impose procedural and documentation requirements upon us and any third-party manufacturers we utilize.  Significant negative findings in such an inspection could impact our ability to supply our products. In December 2012, the FDA conducted an unannounced, routine inspection of Drug Safety and Pharmacovigilance at our facility in Jersey City, New Jersey.  The primary purpose of the inspection was to review all systems, procedures, documentation and any adverse event reports associated with fidaxomicin usage.  The inspection lasted five days and concluded with no observations and no Forms 483.

The FDA closely regulates the marketing and promotion of drugs.  A company can make only those claims relating to safety and efficacy that are part of, or consistent with, the FDA-approved product labeling.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.  Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA.  Such off-label uses are common across medical specialties.  Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances.  The FDA does not regulate the behavior of physicians in their choice of treatments.  The FDA does, however, restrict manufacturer’s communications on the subject of off-label use and healthcare payors, including the federal government, can use the False Claims Act and related statutes to pursue drug companies for off-label promotion that results in the submission of claims for payment for uses that have not been approved by the FDA as safe and effective.

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

Our marketing partners and we are subject to a wide variety of foreign regulatory requirements as we commercialize fidaxomicin internationally.  Approval of a drug by applicable regulatory agencies of foreign countries must be secured prior to the marketing of such drug in those countries.  The regulatory approval process in countries outside of the United States vary widely from country to country and may, in some cases, be more rigorous than requirements in the United States.  Certain foreign regulatory authorities may require additional studies or studies designed with different clinical endpoints and/or comparators than those which we are conducting or have already completed.  In addition, any adverse regulatory action taken by the FDA with respect to an approved product in the United States may affect the regulatory requirements or decisions made by certain foreign regulatory bodies with regard to the regulatory approval of products outside of the United States.

We are subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products.  Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries.  The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval.  We cannot assure that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat infectious diseases.  Many of these companies have significantly greater financial, manufacturing, marketing and product development resources than us.  Additionally, many of these companies have substantially greater experience developing, manufacturing and commercializing drugs which may allow them to bring their products to market quicker than we can.  Several pharmaceutical and biotechnology companies already have established themselves in the markets for the treatment of CDAD and many additional companies currently are developing products for the treatment of CDAD, which we expect will compete with fidaxomicin if approved for marketing.  Potentially significant competitors to fidaxomicin both currently marketed and that have completed Phase 2 clinical development, include the following:

Product	Stage of Development	Company
Flagyl™/metronidazole	Marketed	Pfizer, Sanofi-Aventis and generics
Vancocin/oral vancomycin	Marketed	Viropharma and generics
Ramoplanin	Phase 2 completed	Nanotherapeutics
MK-3415/MK-6072/MK-3415A (antibodies combination)	Phase 3	Merck
CB-315	Phase 3	Cubist
Cadazoloid	Phase 2 completed	Actelion

Research and Development

Our research and development efforts primarily are focused on further developing fidaxomicin for additional indications and expansion of the label.  Our research and development expense was approximately $45.2 million, $43.1 million and $32.8 million in years 2012, 2011 and 2010, respectively.

Employees

As of February 15, 2013, we employed 281 persons, of which 138 are in commercial operations, including 116 in sales. Additionally, 87 are in clinical research, regulatory affairs, health economics and medical affairs and manufacturing. Fifty-six are in corporate administration, including finance, legal, access, information systems, facilities and human resources.    None of our employees is subject to a collective bargaining agreement.  We consider our relations with our employees to be good.

Geographic Information

Revenues

Information regarding our revenues by geographic area since we began sales in 2011 is as follows:

	December 31,
	2012	2011
	(in thousands)
United States	$61,991	$21,511
Ex - United States	39,538	122,749
	$101,529	$144,260

Does not include grant revenues.

Long-lived Assets

Information regarding our long-lived assets by geographic area is as follows:

	December 31,
	2012	2011	2010
		(in thousands)
United States	$4,237	$2,358	$590
Canada	52	—	—
Taiwan	—	233	108
Total	$4,289	$2,591	$698

Item 1A. Risk Factors

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.

Our success depends on our ability to effectively commercialize our only product, DIFICID, which was approved by the FDA in May 2011 for the treatment of CDAD in adults 18 years of age and older.  We launched DIFICID in the United States in July 2011 and launched DIFICID in Canada in June 2012 following our receipt of Canadian marketing approval. Our ability to effectively commercialize and generate revenues from DIFICID will depend on several factors, including:

•                  our continued ability to create market demand in the United States for DIFICID through our own commercial activities as well as through our co-promotion agreement with Cubist;

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

•                  the availability of adequate coverage or reimbursement for DIFICID by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations;

•                  our customers’ ability to realize adequate reimbursement from payors, including CMS’s recently implemented New Technology Add-on Payment, or NTAP, program for DIFICID

•                  the performance of our third-party manufacturers and our ability to ensure that our supply chain efficiently and consistently delivers DIFICID to our customers and collaboration partners;

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

Pursuant to our co-promotion agreement with Cubist, we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States. The initial term of the agreement will end in July 2013, subject to potential renewal for additional one-year terms.  We have limited control over the amount and timing of resources that Cubist may devote to the co-promotion of DIFICID. If Cubist fails to adequately promote DIFICID, or if Cubist’s efforts are not effective for any other reason, our business may be negatively affected.  In particular, we are relying on our co-promotion agreement with Cubist to reach a broader segment of the CDAD market than we currently can reach on our own.  If Cubist is unsuccessful or the co-promotion agreement is terminated earlier than we expect, we may not be able to address these broader CDAD market segments, and the revenues we may generate from sales of DIFICID in the United States will be limited.

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

Our co-promotion agreement with Cubist is subject to early termination, including through Cubist’s right to terminate if we experience certain supply failures in relation to the demand for DIFICID in the United States or if we are acquired by certain types of entities, including competitors of Cubist.  If the agreement is terminated early, we may not be able to find another partner to co-promote DIFICID in the United States on acceptable terms, or at all, and we may be unable to sufficiently promote and commercialize DIFICID in the United States on our own.  If the agreement is not renewed beyond July 2013, we may be unable to successfully replace the resources and efforts of Cubist in co-promoting DIFICID and our sales of DIFICID in the United States may decline as a result.  We currently do not anticipate renewing the co-promotion agreement when it expires on July 31, 2013, and will evaluate expanding our field force to detail the hospitals currently covered only by a Cubist representative.

We are dependent on our collaboration agreements with various third parties to commercialize and further develop fidaxomicin in territories outside the United States and Canada.  The failure to maintain these agreements or the failure of our collaboration partners to perform their obligations under their respective agreements, could negatively impact our business.

Pursuant to the terms of our collaboration agreements, we granted to third parties, including APEL, Astellas Japan, STA and AstraZeneca, exclusive rights to develop and commercialize fidaxomicin in various territories outside the United States and Canada, including Europe, Japan, Australia and Latin America. We also have entered into supply agreements with our collaboration partners pursuant to which we are obligated to supply our partners all of their requirements of fidaxomicin for such development and commercialization activities.  Consequently, our ability to generate any revenues from fidaxomicin in territories outside the United States and Canada depends on our collaboration partners’ ability to obtain regulatory approvals for and successfully commercialize fidaxomicin in their respective territories.  We have limited control over the amount and timing of resources that our collaboration partners will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our collaboration agreements including:

•                  our collaboration partners may not comply with applicable regulatory guidelines with respect to developing or commercializing fidaxomicin, which could adversely impact sales or future development of fidaxomicin outside the United States and Canada;

•                  our collaboration partners could disagree as to future development plans and our collaboration partners may delay future clinical trials or stop a future clinical trial;

•                  there may be disputes between our collaboration partners and us, including disagreements regarding the applicable collaboration agreement, that may result in (i) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (ii) the delay or termination of any future development or commercialization of fidaxomicin and/or (iii) costly litigation or arbitration that diverts our management’s attention and resources;

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

•                  limitations under certain of our collaboration agreements on our, or an acquiror’s, ability to maintain or pursue development or commercialization of products that are competitive with fidaxomicin could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if our collaboration partners are unsuccessful in obtaining regulatory approvals for or commercializing fidaxomicin in the their respective territories, we may not receive any payments under the applicable collaboration agreement and our business prospects and financial results may be materially harmed.

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

We may enter into additional agreements for the commercialization of fidaxomicin and may similarly be dependent on the performance of third parties with similar risk.

Other than our existing collaboration agreements, we may not be able to enter into acceptable agreements to commercialize fidaxomicin outside of the United States and Canada or, if needed, adequately build our own marketing and sales capabilities.

We intend to continue the development and commercialization of fidaxomicin outside of the United States and Canada through collaboration arrangements with third parties, such as our collaborations with APEL, Astellas Japan, STA and AstraZeneca, or independently.  We may be unable to enter into additional collaboration arrangements in international markets.  In addition, there can be no guarantee that our existing collaboration partners or any other parties with which we may enter into collaboration arrangements will be successful or will generate more revenues than we could obtain by marketing fidaxomicin on our own.  If we are unable to enter into additional collaboration arrangements for our products or develop an effective international sales force, our ability to generate product revenues would be limited, which would adversely affect our business, financial condition, results of operations and prospects.  If we are unable to enter into additional collaboration arrangements for development of fidaxomicin in countries outside of the United States and Canada, or if we otherwise decide to market fidaxomicin ourselves in these countries, we will need to develop our own marketing and sales force to market fidaxomicin to hospital-based and long-term care physicians in these territories.  These efforts may not be successful as we have limited relationships among such hospital-based and long-term care physicians and may not currently have sufficient funds to develop an adequate sales force in each of these regions.  If we cannot commercialize fidaxomicin, either through a collaboration or independently, in any territory that represents a significant market opportunity, our ability to achieve and sustain profitability will be substantially limited.

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have experienced significant operating losses since our inception in 1998.  As of December 31, 2012, we had an accumulated deficit of approximately $252.0 million.  We have generated limited revenues from product sales and collaborations to date, and we expect our expenses to continue to be significant in the near-term as we execute the commercialization of DIFICID due to, among other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement and our pursuit of additional research and development activities, including potential additional indications and life-cycle management projects for DIFICID. We have funded our operations through December 31, 2012 primarily from the sale of approximately $333.8 million of our equity securities and through payments received under collaborations with partners or government grants and product revenues from sales of DIFICID. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  Our collaborators or we may never successfully commercialize our products or product candidates, including fidaxomicin outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

The commercial success of DIFICID, and any other products we develop or acquire, will depend upon attaining significant market acceptance among physicians, hospitals, patients, healthcare payors and the medical community.

Even after being approved by the appropriate regulatory authorities for marketing and sale, physicians may not prescribe any of our products, which would prevent us from generating revenues or becoming profitable.  Market acceptance of our products by physicians, hospitals, patients and healthcare payors generally will depend on a number of factors, many of which are beyond our control, including:

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

•                  prevalence and severity of adverse side effects; and

•                  whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections.

With respect to DIFICID specifically, successful commercialization will depend on whether, and to what extent, physicians, pharmacists, long-term care facilities and hospital pharmacies, over whom we have no control, determine to utilize DIFICID. The sale of DIFICID to each hospital is, to a large extent, dependent upon the addition of DIFICID to that hospital’s list of approved drugs, or formulary, and we may experience substantial delays in obtaining formulary approvals and restrictions on the usage of the drug may be implemented. We cannot guarantee that we will be successful in getting additional approvals in a timely manner or at all, and the failure to do so will limit our ability to optimize hospital sales of DIFICID.

Even if we obtain hospital formulary approval for DIFICID, physicians must still prescribe DIFICID for its commercialization to be successful. Because DIFICID is a new drug with a limited track record of sales in the United States, any inability to timely supply DIFICID to our customers, or any unexpected side effects that arise from the use of the drug may lead physicians to not accept DIFICID as a viable treatment alternative.

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

The FDA or foreign regulatory authorities also may impose ongoing requirements for potentially costly post-approval studies for any approved product. For example, as a condition of the FDA’s approval of DIFICID, we are required to conduct a microbiological surveillance program to identify the potential for decreased susceptibility of C. difficile to DIFICID, as well as two post-marketing studies in pediatric patients and a randomized trial to evaluate the efficacy of DIFICID in the treatment of patients with multiple CDAD recurrences.  Depending on the outcome of the studies, we may be unable to expand the indications for DIFICID, or we may be required to include specific warnings or limitations on dosing this product, which could negatively impact our sales of DIFICID.

We have implemented a comprehensive compliance program and related infrastructure, but we cannot provide absolute assurance that we are or will be in compliance with all potentially applicable laws and regulations. If our operations, in relation to DIFICID or any future approved product, fail to comply with applicable regulatory requirements, the FDA or other regulatory agencies may:

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

Any of these regulatory actions, due to our failure to comply with post-approval requirements, could damage our reputation, limit our ability to market our products and adversely affect our operating results.  In addition, the failure of our current or future collaborators to comply with these regulations and similar regulations in foreign jurisdictions would limit our ability to fully commercialize fidaxomicin and any other product we may develop or acquire in the future.

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

•                  federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, also violate false claims laws.

Recent healthcare reform legislation has strengthened these laws.  For example, the recently enacted PPACA, among other things, amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.  In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.  We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business.  The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare and Medicaid, and the curtailment or restructuring of operations.  We believe that our operations are in material compliance with these laws, and we increased our compliance resources in connection with the commercial launch of DIFICID.  However, because of the far-reaching nature of these laws, there can be no assurance that we will not be required to alter one or more of our practices to be in compliance with these laws.  In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Our product sales depend on adequate coverage and reimbursement from third-party payors.

Sales of DIFICID by our collaborators and us are dependent on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans, as well as effective use by our customers of reimbursement programs for DIFICID.  Our collaborators and we rely in large part on the reimbursement coverage by federal and state sponsored government programs, such as Medicare and Medicaid in the United States, which are increasingly challenging prices charged and the cost-effectiveness of medical products.  These practices may be further exacerbated by future healthcare reform measures.  In addition, many healthcare providers, such as hospitals, receive a fixed reimbursement amount per procedure or other treatment therapy based on a prospective payment system, and these amounts are not necessarily based on the actual costs incurred.  As a result, these healthcare providers may be inclined to choose the least expensive therapies.  We cannot guarantee that our potential customers will find the reimbursement amounts sufficient to cover the costs of our products, including DIFICID.

We have licensed rights to develop and commercialize fidaxomicin in Europe, Japan, Australia, Latin America and certain other territories to our collaboration partners.  In the event our collaborators or we seek approvals to market fidaxomicin in other non-U.S. territories, our collaborators or we will need to work with the applicable government-sponsored healthcare entities in the applicable territories that are the primary payors of healthcare costs in such regions.  Certain government payors may regulate prices, reimbursement levels and/or access to fidaxomicin or any future products to control costs or to affect levels of use of the product.

We cannot predict the availability or level of coverage and reimbursement for DIFICID or any future approved product.  If third-party coverage and reimbursement is not available, or is available only to limited levels, we may not be able to commercialize DIFICID or any other products successfully or at all, which would materially harm our business and prospects.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments, and such off-label uses by healthcare professionals are common. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If we are not able to obtain FDA approval for any desired future indications for DIFICID or any future approved products, our ability to market and sell such products will be limited and our business may be adversely affected.

If our collaborators or we fail to gain and/or maintain marketing approvals from regulatory authorities in international markets for fidaxomicin and any future product candidates for which we have or license rights in any significant international markets, our market opportunities will be limited.

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

We face an inherent risk of product liability lawsuits related to the testing of our product candidates, and face an even greater risk related to the sale of commercial products, such as DIFICID.  An individual may bring a liability claim against us if one of our products or product candidates causes, or merely appears to have caused, an injury.  If we cannot successfully defend ourselves against a product liability claim, we may incur substantial liabilities.  Regardless of merit or eventual outcome, product liability claims may result in:

•                  significant litigation costs;

•                  substantial monetary awards to, or costly settlement with, patients;

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

Our ability to market products is dependent upon physician and patient perceptions of us and the efficacy, safety and quality of our products. We could be adversely affected if we or our products and product candidates are subject to negative publicity.  We also could be adversely affected if any of our products or product candidates or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients.  Also, because of our dependence upon physician and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from patients’ use or misuse of our products or any similar products distributed by other companies could have a material adverse impact on our results of operations.

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

If we fail to obtain additional financing, we may be unable to commercialize DIFICID and develop and commercialize other product candidates.

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

To the extent we require additional resources to successfully commercialize DIFICID, and we are unable to raise additional capital or are unable to effectively collaborate with additional partners for the commercialization of DIFICID, we will not generate significant revenues from sales of this product, and our business will be harmed materially.

If we fail to attract and retain senior management and key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, sales and marketing, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  Since the beginning of 2012, there have been several changes to our senior management team including the appointment of a new chief executive officer, chief financial officer, and general counsel and chief compliance officer, among others. The unexpected loss of the service of any of these new appointees or their failure to perform as expected may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

As a result of ongoing investigations by U.S. authorities, it is possible that we and certain of our current and former employees and directors may be named as defendants in future civil or criminal enforcement proceedings that could result in substantial penalties and costs, and divert management’s attention.

In March 2012, we became aware of an attempted grant in September 2011 to Dr. Michael Chang of 1.5 million technical shares of OBI.  We engaged external counsel to assist us in an internal review and determined that the attempted grant may have violated certain applicable laws, including the Foreign Corrupt Practices Act, or the FCPA.

In April 2012, we self-reported the results of our preliminary findings to the SEC and the U.S. Department of Justice, or the DOJ, which included information about the attempted grant and certain related matters, including a potentially improper $300,000 payment in July 2011 to a research laboratory involving an individual associated with the OBI share grant.  At that time, we terminated the employment of our then-Chief Financial Officer and our then-Vice President, Clinical Development.  We also removed Dr. Michael Chang as the Chairman of our Board of Directors and requested that Dr. Michael Chang resign from the Board of Directors, which he has not.  We continued our investigation and our cooperation with the SEC and the DOJ.

As a result of our continuing internal investigation, in February 2013, the independent members of our Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research lab and certain related matters.  On February 26, 2013, our then-President and Chief Executive Officer and our then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of our Board of Directors.

While we are continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters and have already taken aggressive remedial steps in response to our ongoing internal investigation, these events could potentially result in lawsuits being filed against us and certain of our current or former employees and directors or we and our current or former employees and directors could be the subject of criminal or civil enforcement proceedings. In the event any such lawsuit is filed or enforcement proceeding is instigated there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay penalties or damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any such claims could involve the issuance of common stock or other equity, which may result in dilution to existing stockholders. Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related litigation or enforcement proceeding, as well as the costs of investigation, could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding could result in collateral consequences for our business including, among other things, making it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), enter into collaboration agreements and attract and retain qualified executive officers, other employees and directors. If we are unable to effectively manage these risks, our business, operating results or financial condition may be adversely affected.

We have limited experience as a company in marketing drug products and managing a sales and marketing organization.

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercialization of DIFICID in the United States and Canada.  Although we have engaged Cubist as our exclusive partner to co-promote DIFICID in the United States, we have limited experience commercializing pharmaceutical products on our own. In order to commercialize products, in addition to our engagement of Cubist, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. The establishment and development of our own sales force to market DIFICID has been, and will continue to be, expensive and time consuming, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize any future products we may develop or acquire. Our agreement with Cubist could terminate early, and our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own. In addition, if our agreement with Cubist is not renewed beyond July 2013, we may be unable to successfully replace the resources and efforts of Cubist in co-promoting DIFICID in the United States. We compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize our products, if any, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products, including those of APEL in Europe and Cubist in the United States. In the event we are unable to further develop and maintain our own marketing and sales capabilities or collaborate with a third-party marketing and sales organization, we would not be able to fully commercialize any product, including DIFICID, which would negatively impact our ability to generate product revenues.

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

We have outsourced all manufacturing of supplies of our products and product candidates to third parties.  We seek to establish long-term supply arrangements with third-party contract manufacturers. For example, in May 2010, we entered into a long-term supply agreement with Biocon for the commercial manufacturing of the API for fidaxomicin, and in June 2011, we entered into a manufacturing services agreement with Patheon to manufacture and supply certain fidaxomicin products, including DIFICID. Biocon currently is our sole source of supply for fidaxomicin API and Patheon currently is our sole source of supply for finished fidaxomicin drug product. We intend to continue outsourcing the manufacture of our products and product candidates to third parties for any future clinical trials and large-scale commercialization of any product candidates that receive regulatory approval and become commercial drugs, such as DIFICID.

Our ability and that of our collaborators to develop and commercialize fidaxomicin and any other product candidates will depend, in part, on our ability and that of our collaborators to arrange for third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for regulatory approval, commercialization and any future clinical trials.  Third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Difficulties in establishing these required manufacturing processes could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.

While we work closely with Biocon and Patheon to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that these efforts will be successful, and we do not have secondary sources of supply to replace these third parties.  Even if we are able to establish additional or replacement manufacturers, identifying these sources and entering into definitive supply agreements and obtaining regulatory approvals may involve a substantial amount of time and cost and such supply arrangements may not be available on acceptable economic terms.  A reduction or interruption in our supply of fidaxomicin API or drug product from our current suppliers, and an inability to develop alternative sources for such supply, could adversely affect our ability to obtain fidaxomicin in a timely or cost effective manner to maximize product sales, and could result in a breach of our supply agreements with APEL, Astellas Japan, other collaboration partners or our co-promotion agreement with Cubist, which could result in any of those parties terminating their respective agreements with us.

In addition, our collaborators, we and other third-party manufacturers of our products must comply with strictly enforced current good manufacturing practices, or cGMP, requirements enforced by the FDA through its facilities inspection program.  These requirements include quality control, quality assurance and the maintenance of records and documentation.  We currently rely on Biocon to manufacture fidaxomicin API and rely on Patheon to manufacture the finished drug product.  As such, Biocon and Patheon will be subject to ongoing periodic unannounced inspections by the FDA and other agencies for compliance with current cGMP, and similar foreign standards. The manufacturing facilities of Biocon and Patheon have been inspected and approved by the FDA for other companies’ drug products; however, none of Biocon’s or Patheon’s facilities has been inspected by the FDA for the manufacture of our drug supplies.  Third-party manufacturers of our products and we may be unable to comply with cGMP requirements and with other FDA, state, local and foreign regulatory requirements.  Our collaborators and we have little control over third-party manufacturers’ compliance with these regulations and standards.  A failure to comply with these requirements by our third-party manufacturers, including Biocon and Patheon, could result in the issuance of untitled letters and/or warning letters from authorities, as well as sanctions being imposed on us, including fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval.  In addition, we have no control over these manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.  If the safety of any quantities supplied by third parties is compromised due to their failure to adhere to applicable laws or for other reasons, our collaborators and we may not be able to obtain or maintain regulatory approval for or successfully commercialize one or more of our products, which would significantly harm our business and prospects.

If our product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.

Our products and product candidates compete or will compete against both branded and generic antibiotic therapies. With respect to DIFICID, we face competition from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted intravenious vancomycin “slurry” for oral administration and metronidazole.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. For example, Cubist has initiated a Phase 3 clinical trial for its compound, CB-183,315, as a potential treatment for CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise than we do in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

DIFICID currently faces, and we anticipate it will continue to face, increasing competition in the form of generic versions of branded products.  For example, DIFICID currently faces direct competition from an inexpensive generic form of metronidazole and vancomycin capsules in the United States.  In Europe, DIFICLIR faces generic oral vancomycin competition.  In addition, our internal market research suggests that there is continued significant use of oral reconstituted intravenous vancomycin “slurry” in the hospital setting.  Generic antibiotic therapies typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services.  For example, because metronidazole and generic vancomycin “slurry” are available at such a low price and because generic vancomycin capsules are available at a low price, we believe it may be difficult to sell DIFICID as a first-line therapy for the treatment of CDAD.  Even if physicians prescribe DIFICID to their patients, the relatively high cost of DIFICID compared to generic alternatives may cause patients not to fill their retail prescriptions or cause pharmacists to try to convert DIFICID prescriptions to generic alternatives.  If our collaborators or we are unable to demonstrate to physicians and patients that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to these generic antibiotic therapies, we may never generate meaningful product revenues.  In addition, many antibiotics experience bacterial resistance over time because of their continued use.  There can be no guarantee that bacteria would not develop resistance to DIFICID or any of our other product candidates.  Our commercial opportunity would also be reduced or eliminated if our competitors develop and commercialize generic or branded antibiotics that are safer, more effective, have lower recurrence rates, have fewer side effects or are less expensive than our product candidates.

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

We have, in the past, experienced delays in clinical trials of our product candidates, and we may experience delays in on-going or future clinical trials.  We do not know whether our clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all.  Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a trial, in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, in obtaining institutional review board approval at each site, in recruiting suitable patients to participate in a trial, in having patients complete a trial or return for post-treatment follow-up, in adding new sites or in obtaining sufficient supplies of clinical trial materials.  Many factors affect patient enrollment, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, and whether the clinical trial design involves comparison to placebo.

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

We have relied on, and currently rely on, third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our collaborators and we may not be able to obtain or maintain regulatory approval for or commercialize our product candidates.

We have entered into agreements with third-party CROs to provide monitors for and to manage data for our clinical programs, including our Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing HSCT.

We, and any CROs conducting clinical trials for us, are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we or the CROs that conduct clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.  We cannot assure you that, upon inspection, the FDA will determine that any clinical trials of our product candidates comply with GCPs.  In addition, our clinical trials must be conducted with product produced under cGMP regulations, and require a large number of test subjects.  Our failure to comply with these regulations may require us to repeat clinical trials, which would be costly and delay the regulatory approval process and commercialization of our product candidates or could prevent us from complying with post-approval study requirements.

In addition, these third-party CROs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical programs.  These CROs may have relationships with other commercial entities, including our competitors, for whom they may be conducting clinical studies or other drug development activities, which could harm our competitive position.  If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated or may have to be repeated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates or our ability to comply with post-approval study requirements could be jeopardized. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to sell DIFICID and any future approved product profitably.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, PPACA became law in the United States PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

•                                    a new requirement to report annually drug samples that manufacturers and distributors provide to physicians;

•                                    a licensure framework for follow-on biologic products; and

•                                    a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

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

We cannot be certain that DIFICID or any future approved products will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for any future products, which will be determined by market factors. Many states have created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If DIFICID or any future products are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

As a result of the PPACA and the trend toward cost-effectiveness criteria and managed healthcare in the United States, third-party payors increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs.  They also may refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals.  As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.  Further, we do not have experience in ensuring approval by applicable third-party payors outside of the United States for coverage and reimbursement of our products.  The availability of numerous generic antibiotics at lower prices than branded antibiotics can also be expected to substantially reduce the likelihood of reimbursement for DIFICID.  We anticipate pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

Our business involves the use of hazardous materials and we and our third-party manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our third-party manufacturers’ activities and, to a lesser extent, our own activities, involve the controlled storage, use and disposal of hazardous materials, including the components of our products and product candidates and other hazardous compounds. Our manufacturers and we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials.  Although we believe that the safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.  We currently have insurance coverage for damage claims arising from contamination on our property.  These amounts may not be sufficient to adequately protect us from liability for damage claims relating to contamination.  If we are subject to liability exceeding our insurance coverage amounts, our business and prospects would be harmed.  In the event of an accident, state or federal authorities may also curtail our use of these materials and interrupt our business operations.

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

•                  others may be able to make competing pharmaceutical formulations containing our product and product candidates or components of our product formulations that are not covered by the claims of our owned or licensed patents, not licensed to us under our license agreements or are subject to patents that expire;

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

We have 16 pending patent applications and 5 issued patents related to fidaxomicin from the United States Patent and Trademark Office, or U.S.P.T.O. These patents and patent applications related to fidaxomicin encompass various topics relating to:

•                  composition of matter for fidaxomicin;

•                  pharmaceutical composition of fidaxomicin and use for CDI;

•                  polymorphic forms (issued in the United States);

•                  composition comprising a polymorphic form (issued in the United States);

•                  manufacturing processes (issued in the United States);

•                  treatment of diseases with fidaxomicin (issued in the United States);

•                  formulation; and

•                  fidaxomicin-related compounds, including metabolites (issued in the United States).

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect.  Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors.  Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable.  In addition, courts outside the United States are sometimes less willing to protect trade secrets.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

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

Although we have conducted searches of third-party patents with respect to DIFICID, these searches may not have identified all third-party patents relevant to this product and we have not conducted an extensive search of patents issued to third parties with respect to our product candidates.  Consequently, no assurance can be given that third-party patents containing claims covering our products, technology or methods do not exist, have not been filed or could not be filed or issued.  Because of the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products, technology or methods.  In addition, we have not conducted an extensive search of third-party trademarks, so no assurance can be given that such third-party trademarks do not exist, have not been filed, could not be filed or issued or could not exist under common trademark law.

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

•                  developments concerning our collaborations and partnerships, including but not limited to, those with our sources of manufacturing supply and our development and commercialization partners;

•                  our dependence on our collaborators, such as APEL, Astellas Japan, STA and AstraZeneca, to commercialize and further develop our products in foreign countries in compliance with foreign regulatory schemes;

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

We have registered all common stock that we have issued under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to any applicable restrictions under the securities laws. In addition, certain of our directors and executive officers have established, and others may in the future establish, programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting related to approval of certain non-recurring transactions.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We believe that the steps that we have taken over the past year have remediated the issues that contributed to the material weakness.  These steps included the revision of our corporate authorization policy and other compliance policies, the strengthening of our approval procedures, the implementation of training and internal audit procedures to make our compliance and monitoring more comprehensive and changes to our senior management team, concluding with the replacement of our Chief Executive Officer and General Counsel in February 2013.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

We adopted a rights plan that could make it more difficult for a third-party to acquire us.

On February 26, 2013, our Board of Directors adopted a stockholder rights plan in conjunction with deciding to conduct a review of strategic alternatives.  The plan could discourage, delay or prevent a third-party from acquiring a large portion of our securities, initiating a tender offer or proxy contest or acquiring us, even if our stockholders might receive a premium for their shares over then-current market prices.

The results and impact of our announcement that we are exploring strategic alternatives cannot be determined.

On February 27, 2013, our Board of Directors announced that it has commenced a process to explore a full range of strategic alternatives.  There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that there will be a formal cessation of the process.  In addition, this process may distract the attention of our Board of Directors and management from our business, cause us to incur significant expenses pursuing one or more transactions unsuccessfully or impair our relationships with customers, suppliers and employees.  If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely affected.  In addition, the market price of our stock may be volatile as we consider strategic alternatives, and volatility may persist or be increased if and when a decision to pursue a particular alternative (or no alternative) is announced.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our facilities consist of approximately 45,000 square feet of laboratory and office space in San Diego, California, and 24,000 square feet of office space in Jersey City, New Jersey.  The lease for our San Diego facility expires in August 2022, subject to two, five-year renewal options.  The lease for our facility in Jersey City expires in July 2018, subject to one, five-year renewal option.

We believe these facilities are adequate to meet our current needs and that additional space will be available on commercially reasonable terms as needed.

Item 3. Legal Proceedings

In March 2012, we became aware of an attempted grant in September 2011 to Dr. Michael Chang of 1.5 million technical shares of OBI.  We engaged external counsel to assist us in an internal review and determined that the attempted grant may have violated certain applicable laws, including the FCPA.

In April 2012, we self-reported the results of our preliminary findings to the SEC and the DOJ, which included information about the attempted grant and certain related matters, including a potentially improper $300,000 payment in July 2011 to a research laboratory involving an individual associated with the OBI share grant.  At that time, we terminated the employment of our then-Chief Financial Officer and our then-Vice President, Clinical Development.  We also removed Dr. Michael Chang as the Chairman of our Board of Directors and requested that Dr. Michael Chang resign from the Board of Directors, which he has not.  We continued our investigation and our cooperation with the SEC and the DOJ.

                As a result of our continuing internal investigation, in February 2013, the independent members of our Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters.  On February 26, 2013, our then-President and Chief Executive Officer and our then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of our Board of Directors.

In addition, over the past year, we have revised our compliance policies, strengthened our approval procedures and implemented training and internal audit procedures to make our compliance and monitoring more comprehensive.

We continue to cooperate with the SEC and DOJ, including by responding to informal document and interview requests, conducting in-person meetings and updating these authorities on our findings with respect to the attempted OBI technical share grant, the potentially improper payment to the research laboratory and certain matters that may be related.  We are unable to predict the ultimate resolution of these matters, whether we will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues.  We also are unable to predict what potential penalties or other remedies, if any, the authorities may seek against us or any of our current or former employees, or what the collateral consequences may be of any such government actions.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “OPTR” since February 9, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sale prices for our common stock reported by Nasdaq Global Select Market.

2012	High	Low
First Quarter	$14.23	$11.68
Second Quarter	$16.00	$11.87
Third Quarter	$16.39	$12.86
Fourth Quarter	$14.17	$8.64

2011	High	Low
First Quarter	$13.00	$10.50
Second Quarter	$14.74	$11.75
Third Quarter	$17.95	$6.81
Fourth Quarter	$15.40	$10.00

As of February 15, 2013, there were approximately 24 holders of record of our common stock.

Dividends

We have never paid or declared cash dividends on our capital stock. We currently intend to retain future earnings, if any, for use in the expansion and operation of our business.

Performance Measurement Comparison

The following stock performance graph illustrates a comparison of the annual percentage change in the cumulative total stockholder return on our common stock.  The graph assumes an investment of $100 on December 31, 2007, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Optimer Pharmaceuticals Inc, the NASDAQ Composite Index,

and the NASDAQ Biotechnology Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Product revenue, net	$62,417	$21,511	$—	$—	$—
Contract revenue	39,112	122,749	—	—	—
Other	2	718	1,480	893	1,023
Total revenues	101,531	144,978	1,480	893	1,023

Operating expenses:
Cost of product sales	5,486	1,526	—	—	—
Cost of contract revenue	6,463	7,584	—	—	—
Research and development	45,202	43,085	32,797	34,417	30,206
Selling, general and administrative	112,026	80,574	17,551	9,074	7,964
Co-promotion expenses with Cubist	23,191	6,570	—	—	—
Total operating expenses	192,368	139,339	50,348	43,491	38,170
Income (loss) from operations	(90,837)	5,639	(48,868)	(42,598)	(37,147)
Gain on de-consolidation of OBI	23,782	—	—	—	—
Gain on sale of OBI shares	31,501	—	—	—	—
Equity in net loss of OBI	(1,849)	—	—	—	—
Interest income and other, net	136	291	329	364	1,562
Consolidated net income (loss)	(37,267)	5,930	(48,539)	(42,234)	(35,585)
Net loss attributable to non-controlling interest	280	1,892	1,199	142	—
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(36,987)	$7,822	$(47,340)	$(42,092)	$(35,585)
Net income (loss) per share attributable to common stockholders - basic	$(0.78)	$0.17	$(1.25)	$(1.30)	$(1.24)
Net income (loss) per share attributable to common stockholders - diluted	$(0.78)	$0.17	$(1.25)	$(1.30)	$(1.24)
Weighted average shares outstanding - basic	47,332	45,622	37,830	32,469	28,683
Weighted average shares outstanding - diluted	47,332	46,369	37,830	32,469	28,683

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$124,001	$110,579	$49,415	$38,185	$39,326
Working capital	125,228	145,853	45,239	30,951	32,258
Total assets	159,427	182,023	52,020	40,656	42,295
Accumulated deficit	(251,979)	(214,993)	(222,814)	(175,475)	(133,382)
Non-controlling interest	—	6,661	1,997	3,040	—
Total stockholders’ equity	130,810	150,564	47,186	32,752	34,231

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

Overview

We are a global biopharmaceutical company currently focused on commercializing our antibiotic product DIFICID® (fidaxomicin) in the United States and Canada, and on developing other fidaxomicin products in the United States and worldwide, both independently and with our partners and licensees.  DIFICID is a macrolide antibacterial drug indicated in adults 18 years of age or older for the treatment of CDAD and is the first antibacterial drug to be approved in the United States for the treatment of CDAD in more than 25 years. We currently are marketing DIFICID in the United States through our own sales force and through our co-promotion agreement with Cubist Pharmaceuticals, Inc., or Cubist.

We continue to pursue regulatory approval for, and commercialization of, fidaxomicin in other geographies outside the United States and Canada through various collaboration partners.  In December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application, or MAA, for DIFICLIR (fidaxomicin) for the treatment of adults suffering from CDI in Europe.  In June 2012, our collaboration partner, Astellas Pharma Europe Ltd., or APEL, achieved the first sales of DIFICLIR tablets in its European territories.  In addition, in June 2012, our subsidiary Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, began marketing DIFICID in Canada. We have entered into agreements with Astellas Pharma Inc., or Astellas Japan, and with Specialised Therapeutics Australia Pty. Ltd, or STA, for the development and commercialization of fidaxomicin in Japan and in Australia and New Zealand, respectively.  In November 2012 we entered an exclusive agreement with AstraZeneca UK Limited, or AstraZeneca, to commercialize fidaxomicin tablets for the treatment of CDI in Latin America, including Brazil, Central America, Mexico and the Caribbean.

We were incorporated in November 1998 and have incurred significant net losses since our inception.  At December 31, 2012, we had an accumulated deficit of $252.0 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses and, more recently, expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States and Canada.  We expect to incur operating losses for at least the next two years as we commercialize DIFICID and pursue further development of DIFICID, including conducting post-marketing studies for label expansion and continuing further development, regulatory approval and commercialization of fidaxomicin worldwide. For example, in October 2012, we initiated a Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing HSCT.  We may acquire or in-license additional products or product candidates, technologies or businesses that are complementary.

Recent Developments

On February 26, 2013, the Board of Directors appointed Henry A. McKinnell, Ph.D., the Chairman of our Board of Directors, as our Chief Executive Officer.  Dr. McKinnell replaced Pedro Lichtinger, who served as our President and Chief Executive Officer beginning in May 2010.  The Board of Directors also appointed Meredith Schaum to replace Kurt Hartman as our General Counsel and Chief Compliance Officer.  The independent members of the Board of Directors recommended to the Board of Directors that the foregoing management changes were appropriate following their review of prior compliance, record keeping and conflict-of-interest issues observed during the review, including issues arising from the conduct of our personnel who were the subject of the changes in management and leadership announced in April 2012.  The previously disclosed investigations of these issues by the relevant U.S. authorities are ongoing and we are continuing to cooperate with those authorities (see “Legal Proceedings”).

In connection with Mr. Lichtinger’s resignation, we expect to enter into a separation agreement, pursuant to which he will receive the following benefits:  (i) an amount equal to 24 months of his base salary and a cash bonus based on 2012 performance, in each case less applicable tax withholdings; (ii) 24 months of continued group health benefits; and (iii) acceleration of 30,500 unvested restricted stock units and 230,292 unvested stock options with a weighted average exercise price of $12.53.

In connection with Mr. Hartman’s resignation, we entered into a separation agreement with Mr. Hartman, executed on March 2, 2013, pursuant to which he will receive the following benefits:  (i) an amount equal to 15 months of his base salary and a cash bonus based on 2012 performance, in each case, less applicable tax withholdings; (ii) 15 months of continued group health benefits; and (iii) acceleration of 1,167 unvested restricted stock units and 37,109 unvested stock options with a weighted average exercise price of $10.18.

On February 27, 2013, our Board of Directors announced that it had commenced a process to explore a full range of strategic alternatives, including a possible sale of the Company.  In connection with this process, we have engaged J.P. Morgan and Centerview Partners as our financial advisers.  There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction or that there will be a formal cessation of the process.  In addition, we may incur significant expenses pursuing one or more transactions unsuccessfully (see “Risk Factors — The results and impact of our announcement that we are exploring strategic alternatives cannot be determined.”).  In conjunction with this process, our Board of Directors adopted a stockholder rights plan to protect our stockholders while the strategic review is being conducted.

Financial Operations Overview

Revenues

DIFICID is available in the United States and Canada through three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and through regional wholesalers and specialty pharmacies that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of DIFICID upon delivery of product to the wholesalers, specialty pharmacies and certain direct purchasers.

Contract revenue is generated from collaboration partners and includes up-front and milestone payments, product sales and royalties.

                Prior to the launch of DIFICID, we generated revenues primarily as a result of various collaborations with pharmaceutical and biotechnology companies and grants from government agencies.  Revenues from license and collaboration agreements are recognized based on the performance requirements of the underlying agreements. Revenue is deferred for fees received before they are earned. Non-refundable, up-front payments and license fees, where we have an ongoing involvement or performance obligation, are recorded as deferred revenue and recognized as revenue over the contract or development period. Milestone payments generally are recognized as revenue upon the achievement of the milestones as specified in the underlying agreement, assuming we meet certain criteria.  Royalty revenues from the sale of fidaxomicin are recognized upon the sale of product.

Cost and Expenses

Cost of Product Sales.  Cost of product sales consists of the costs to manufacture and ship DIFICID in support of U.S. and Canadian sales, as well as royalties due on such sales.

Cost of Contract Revenue.  Cost of contract revenue consists of the cost of pharmaceutical product sales to our collaborators, as well as royalties due on contract revenue recognized.

Research and Development Expense. Research and development expense consists of expenses incurred in connection with developing our drug candidates.  Our research and development expenses consist primarily of salaries and related employee benefits and costs associated with clinical trials.  Research and development expense also includes the costs associated with our medical affairs and health outcomes and economic research efforts.  We charge all research and development expenses to operations as they are incurred because the underlying technology associated with these expenditures relates to our research and development efforts and has no alternative future uses.  From inception through December 31, 2012, we incurred total research and development expenses of approximately $268.2 million.

Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of compensation, including stock-based compensation, related to our commercial operations and administrative employees and other expenses related to an allocated portion of facility costs, legal fees and other professional services expenses and insurance costs.

Co-promotion Expenses with Cubist.  Co-promotion expenses with Cubist consist of co-promotion fees and any bonus and profit-share earned by Cubist.

Interest Income (Expense) and Other, Net.  Interest income (expense) and other, net consists of interest earned on our cash, cash equivalents and short-term investments and other-than-temporary declines in the market value of available-for-sale securities and cash and non-cash interest charges related to bridge financings.

Net Operating Losses and Tax Credit Carryforwards.  At December 31, 2012, we had federal, state and foreign net operating loss carryforwards of approximately $184.0 million, $195.1 million, and $7.3 million, respectively.  If not utilized, the net operating loss carryforwards will begin expiring in 2020 for federal purposes and in 2015 for state purposes. The foreign net loss carryforwards will begin expiring in 2019.  At December 31, 2012, we had both federal and state research and development tax credit carryforwards of approximately $7.0 million and $4.7 million, respectively.  The federal tax credits will begin expiring in 2020 unless previously utilized and the state tax credits carry forward indefinitely.  At December 31, 2012, we had a state manufacturer’s investment tax credit carryforward of approximately $47,000 that began expiring in 2012.  Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that could be utilized annually to offset taxable income.  Any such annual limitation may significantly reduce the utilization of the net operating losses and tax credits before they expire.

In 2012, we completed a Section 382/383 analysis regarding the limitation of the net operating losses and credit carryovers and determined that the entire amount of U.S. federal and state net operating losses and credit carryovers are available for utilization, subject to an annual limitation. Any carryforwards that will expire, prior to utilization and as a result of future limitation, will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the unrecognized tax benefits will not impact the effective tax rate.

The American Taxpayer Relief Act of 2012, which reinstated the U.S. Federal Research and Development Tax Credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013.  Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in the Company’s estimated annual effective tax rate until 2013.

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

Product Sales

During the year ended December 31, 2012, the $62.4 million in net product sales to wholesalers reflected a total of 26,628 DIFICID treatments shipped to wholesalers and specialty pharmacies.  Wholesalers and specialty pharmacies shipped approximately 25,700 DIFICID treatments to hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID in the United States and Canada.  Our sales representatives primarily target approximately 1,200 hospitals, although approximately 2,800 hospitals have ordered DIFICID.

Our net product sales represent total gross product sales in the United States and Canada less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns. These allowances are established by management as its best estimate, based on available information, and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances. We establish reserves for prompt-payment discounts, fee-for-service arrangements, government and commercial rebates, product returns and other applicable allowances, such as our hospital discount.  Allowances relate to prompt-payment discounts and fee-for-service arrangement with our contracted wholesalers and direct purchase discounts, and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government and commercial rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales and an increase in accrued expenses.

Prompt-payment Discounts.  We offer a prompt-payment discount to our customers.  Since we expect our customers will take advantage of this discount, we accrue 100% of the prompt-payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government and Commercial Rebates and Chargebacks.  We estimate commercial rebates as well as government-mandated rebates and discounts relating to federal and state programs such as Medicaid, the Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  We estimate the amount of these rebates and chargebacks based on historical trends for DIFICID.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to our estimated obligations to states under statutory “best price” obligations which also may include supplemental rebate agreements with certain states.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and we generally will make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to our distributors.  A distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate and chargeback accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and we generally will issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid, on average, in six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in our operating results in the period of the adjustment.  For the year ended December 31, 2012, there were no material adjustments.

Product Returns.  Our policy in the United States is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  Our policy in Canada is to accept returns of DIFICID for three months prior to, and twelve months after, the product expiration date.  We permit returns if the product is damaged or defective when received by our customers. We will provide a credit for such returns to customers with whom we have a direct relationship. Once product is dispensed it cannot be returned, but we allow partial returns in states where such returns are mandated. We do not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We estimate product returns based upon the sales pattern of DIFICID, management’s experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the years ended December 31, 2012 and 2011, the provisions for product sales allowances reduced gross product sales as follows:

	2012	2011
Total gross product sales	$74,890,803	$24,357,200

Returns reserve and allowance	(1,583,723)	(365,358)
Government and commercial rebates and chargebacks	(4,947,295)	(476,116)
Prompt-pay discounts and fees	(5,942,630)	(2,004,689)
Product sales allowance	$(12,473,648)	$(2,846,163)
Total product sales, net	$62,417,155	$21,511,037
Total product sales allowances as a percent of gross product sales	16.7%	11.7%

An analysis of the amount of, and change in, reserves for the years ended December 31, 2012 and 2011 is as follows:

	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2011	$—	$—	$—	$—
Provisions related to sales in the current year	365,358	476,116	2,004,689	2,846,163
Returns and payments	—	(106,218)	(429,403)	(535,621)
Balance at December 31, 2011	365,358	369,898	1,575,286	2,310,542
Provisions related to sales in the current year	1,583,723	4,988,805	5,953,674	12,526,202
Provisions related to sales made in prior year	—	(41,510)	(11,044)	(52,554)
Returns and payments	(473,957)	(3,674,344)	(5,629,393)	(9,777,694)
Balance at December 31, 2012	$1,475,124	$1,642,849	$1,888,523	$5,006,496

Contract Revenue

Under certain of our licensing and collaboration agreements, we are entitled to receive payments upon the achievement of contingent milestone events. In order to determine the revenue recognition for contingent milestone-based payments, we evaluate the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (ASC) Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

None of the payments we have received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. We reserve for potentially excess, dated or obsolete inventory based on an analysis of inventory on hand compared to forecasts of future sales. At December 31, 2012, inventory consisted of $9.1 million in raw materials, $3.6 million in work-in-process and $2.9 million in finished goods.

Research and Development

We expense costs related to research and development as incurred. Our research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by contract research organizations and costs associated with non-clinical activities and regulatory approvals.  We use external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services.

When non-refundable payments for goods or services to be received in the future for use in research and development activities are made, we defer and capitalize these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Stock-based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Total consolidated stock-based compensation expense of $13.0 million, $11.8 million and $6.4 million was recognized in the years ended December 31, 2012, 2011 and 2010, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units.

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

For performance-based stock options and performance-based restricted stock units, we begin to recognize the expense when it is deemed probable that the performance-based goal will be met. We evaluate the probability of achieving performance-based goals on a quarterly basis.

Equity instruments issued to non-employees are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

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

At December 31, 2012, we recorded a non-current liability for  uncertain income tax positions of $0.9 million.  As the liability for uncertain tax positions provides a source to support the realization of deferred tax assets, we released $0.9 million of valuation allowance on deferred tax assets and recorded a non-current deferred tax asset of $0.9 million at December 31, 2012.

In 2012, we recorded a tax benefit of $281,000, which reflected our application of the intraperiod tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income primarily related to the unrealized gain on our investment in Cempra stock.

For 2012, we estimate that we will have federal and state taxable losses.  As such, no current tax provision has been recorded.  We have recorded a full valuation allowance for the remaining net deferred tax benefits.  In 2012, we completed a Section 382/383 analysis regarding the limitation of the net operating losses and credit carryovers and have considered the annual limitation when determining the amount available for utilization in the current year.

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

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

Product Sales, Net

Net product sales for the years ended December 31, 2012 and 2011 were $62.4 million and $21.5 million, respectively, an increase of $40.9 million, or 190.2%.  The increase in 2012 reflects higher demand for DIFICID, as well as a full year of sales.  DIFICID was launched in July 2011.

Contract Revenue

Contract revenue for the years ended December 31, 2012 and 2011 was $39.1 million and $122.7 million, respectively, a decrease of $83.6 million.  Contract revenue is generated from collaboration partners and includes up-front and milestone payments, product sales and royalties.  In 2011, contract revenue included a $69.2 million up-front payment from APEL and a $53.5 million milestone upon EMA approval of DIFICLIR.  Contract revenue in 2012 included a $20.0 million up-front license payment from Astellas Japan, a 10.0 million Euro milestone payment from APEL in association with the first commercial sale of DIFICLIR in an APEL territory, inventory shipments to our collaboration partners and royalty income from APEL.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the years ended December 31, 2012 and 2011 was $5.5 million and $1.5 million, respectively, an increase of $4.0 million.  The increase was due to higher product sales for the year ended December 31, 2012.  Additionally, a significant portion of the cost of DIFICID sold during the year ended December 31, 2011 was recorded as research and development expense when manufactured in the first quarter of 2011, as DIFICID had not been approved by the FDA at that time.

Cost of Contract Revenue. Cost of contract revenue for the years ended December 31, 2012 and 2011 was $6.5 million and $7.6 million, respectively, a decrease of $1.1 million.  The decrease was due to lower royalty expense associated with lower contract revenue in 2012 as compared to 2011.

Research and Development Expense.  Research and development expense for the years ended December 31, 2012 and 2011 was $45.2 million and $43.1 million, respectively, an increase of $2.1 million. The increase was primarily due to higher health economics and outcomes research and pharmacovigilance expenses in 2012.  We also incurred expenses related to our prophylaxis and pediatric clinical trials, which began in 2012.  This increase was partially offset by lower material costs associated with DIFICID production prior to FDA approval in 2011 and the combined impact of the deconsolidation of OBI and the addition of our Canadian subsidiary.

Selling, General and Administrative Expense. Selling, general and administrative expense for years ended December 31, 2012 and 2011 was $112.0 million and $80.6 million, respectively, an increase of $31.4 million. The increase primarily was due to our commercialization efforts for DIFICID which included a full year of expense in 2012 and the combined impact of the deconsolidation of OBI and the addition of Optimer Canada.  We also incurred higher compensation expense and higher legal and facilities expenses.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the years ended December 31, 2012 and 2011 were $23.2 million and $6.6 million, respectively, an increase of $16.6 million. This increase was due to a full year of co-promotion expenses, and included the year-one sales target bonus and gross profit share on sales above the target.

Gain on De-consolidation of OBI. The $23.8 million represented the gain on the de-consolidation of OBI.  We did not have a similar gain in the year ended December 31, 2011, as OBI was consolidated for that period.

Gain on Sale of OBI Shares. The $31.5 million represented the gain on the sale of our equity investment in OBI in the fourth quarter of 2012.

Equity in Net Loss of OBI. The $1.8 million represented the loss recognized in our investment in OBI using the equity method from February 2012 through October 2012. We did not have a similar loss in the year ended December 31, 2011, as OBI was consolidated for that period.

Interest Income and Other, Net. Net interest income and other of $136,000 for the year ended December 31, 2012 was relatively consistent with the $291,000 for the year ended December 31, 2011.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest for the years ended December 31, 2012 and 2011 was $280,344 and $1.9 million, respectively, a decrease of $1.6 million.  The decrease was due to the de-consolidation of OBI in 2012.  The $280,344 represented approximately one month of non-controlling interest prior to de-consolidation of OBI on February 7, 2012.

Comparison of Years Ended December 31, 2011 and 2010

Product Sales, Net

As DIFICID was launched in July, 2011, there were no product sales for the year ended December 31, 2010.  Net product sales for the year ended December 31, 2011 were $21.5 million.

Contract Revenue

As DIFICID was approved and launched in 2011, and there were no commercial collaborations established in 2010, there were no contract revenues for the year ended December 31, 2010.  Contract revenue for the year ended December 31, 2011 was $122.8 million. In 2011, contract revenue included a $69.0 million up-front payment from APEL and a $53.6 million milestone upon EMA approval of DIFICLIR.

Costs and Expenses

Cost of Product Sales.  As DIFICID was launched in July 2011, there was no cost of product sales for the year ended December 31, 2010.  Cost of product sales for the year ended December 31, 2011 was $1.5 million.

Cost of Contract Revenue.  As DIFICID was approved and launched in 2011, and there were no commercial collaborations established in 2010, there was no cost of contract revenue for the year ended December 31, 2010.  Cost of contract revenue for the year ended December 31, 2011 was $7.6 million, consisting primarily of royalties to Par.

Research and Development Expense.  Research and development expense for the years ended December 31, 2011 and 2010 was $43.1 million and $32.8 million, respectively, an increase of $10.3 million. The increase was primarily due to higher health economics and outcomes research, medical affairs, pharmacovigilance and publication expenses, as well are higher research and development expense by OBI for its Phase 2/3 breast cancer clinical trial. The increase was partially offset by a $5.0 million milestone payment to Par in 2010 for the successful completion of the second DIFICID Phase 3 trial.

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2011 and 2010 was $87.1 million and $17.6 million respectively, an increase of $69.5 million. The increase primarily was due to the establishment of our commercial infrastructure for the launch of DIFICID, as well as a significant increase in related marketing expenses in 2011.  We hired approximately 100 hospital account managers in mid-2011 which significantly increased our compensation expenses and related personnel costs. In addition, we expensed $6.6 million related to the Cubist service fee as part of our co-promotion agreement.

Interest Income and Other, Net. Interest income and other, net of $291,000 for the year ended December 31, 2011 was relatively consistent with the $329,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the launch of DIFICID in July 2011, our operations were financed primarily through the sale of equity securities.  Through December 31, 2012, we received gross proceeds of approximately $333.8 million from the sale of equity securities in various private and public financing transactions. Since July 2011, we entered into collaboration and license agreements and received a total of approximately $157.8 million from up-front and milestone payments pursuant to the agreements.  In the fourth quarter of 2012, we sold our remaining equity interest in OBI for $60.0 million in gross proceeds.  Through December 31, 2012, we had generated $83.9 million of net product sales.

Until required for operations, we invest a substantial portion of our available funds in marketable securities, consisting primarily of government agency securities.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Cash Flows

As of December 31, 2012, cash, cash equivalents and short-term investments totaled approximately $124.0 million, as compared to $110.6 million as of December 31, 2011, an increase of approximately $13.4 million. The increase in our cash, cash equivalents and short-term investments was due the receipt of 50.0 million Euros from APEL in June 2012 as a result of attaining EMA approval and the commercial launch of DIFICLIR in the APEL territories. We also received a $20.0 million up-front license payment from Astellas Japan pursuant to our collaboration and license agreement and a $1.0 million up-front license payment from AstraZeneca. In addition, in the fourth quarter, we sold our remaining equity interest in OBI for $60.0 million in gross proceeds.

Although we started selling DIFICID in July 2011, we cannot be certain if, when or to what extent we will receive meaningful cash inflows from our commercialization activities.  We expect our commercialization expenses to be substantial. We also expect to continue to incur development expenses as we pursue life-cycle management opportunities and build our pipeline.

In December 2012, we entered into a collaboration agreement with AstraZeneca to commercialize fidaxomicin in Latin America, including Brazil, Central America, Mexico and the Caribbean.  Under the terms of the agreement, we received a $1.0 million up-front payment.  We are eligible to receive up to $3.0 million in aggregate milestone payments upon the first commercial sale in certain countries, and up to $19.0 million in other milestone payments contingent on the achievement of sales-related targets for fidaxomicin in the territories.  We also are entitled to receive payments that provide a return resulting in a double-digit percent of net sales in the territory under a fidaxomicin supply agreement.

In March 2012, we entered into a collaboration and license agreement with Astellas Japan pursuant to which we granted to Astellas Japan an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in Japan. Under the terms of the license agreement, Astellas Japan paid to us an up-front fee equal to $20.0 million which we received in April 2012. We also are eligible to receive additional cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, we are entitled to receive high single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain, limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan. Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

In April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we are obligated to pay a quarterly fee of approximately $3.8 million to Cubist which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  During 2012, we achieved the first year sales target and paid Cubist $23.2 million, which consisted of $14.7 million in quarterly co-promotion fees, $5.0 million for the year-one sales target bonus and $3.5 million for Cubist’s portion of the gross profit on net sales above the year-one target.  We currently do not anticipate renewing the co-promotion agreement when it expires on July 31, 2013, and will evaluate expanding our field force to detail the hospitals currently covered only by a Cubist representative.

In June 2011, we entered into a commercial manufacturing services agreement with Patheon to manufacture and supply fidaxomicin drug products, including DIFICID, in North America, Europe and other countries, subject to agreement by the parties to any additional fees for such countries.  We agreed to purchase a specified percentage of our fidaxomicin product requirements for North America and Europe from Patheon or its affiliates.

In February 2011, we entered into a collaboration and license agreement with APEL pursuant to which we granted to APEL an exclusive, royalty-bearing license under certain of our know-how and intellectual property to develop and commercialize fidaxomicin in the APEL territories. Under the terms of the license agreement, APEL paid to us an up-front fee of $69.2 million in March 2011 and we recognized a milestone payment of 40.0 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR. APEL paid us 50.0 million Euros in June 2012 which consisted of the 40.0 million Euro approval milestone payment and a 10.0 million Euro milestone for the first commercial launch of DIFICLIR in the APEL territories. We are eligible to receive additional cash payments totaling up to 65.0 million Euros upon the achievement by APEL of specified commercial milestones.  In addition, we are entitled to receive escalating double-digit royalties ranging from the high-teens to low-twenties on net sales of fidaxomicin products in the APEL territories, which royalties are subject to reduction in certain, limited circumstances.  Such royalties are payable by APEL on a product-by-product and country-by-country basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in the applicable country.  APEL launched DIFICLIR in Europe during the second quarter of 2012.

In May 2010, we entered into a long-term supply agreement with Biocon Limited, or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we are entitled to recover up to $1.5 million of this amount, under the supply agreement, in the form of discounted prices for fidaxomicin API.  As of December 31, 2012, we had recovered $0.9 million of the $1.5 million.

We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements, following Biocon’s dedication of certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

In February 2007, we repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a $5.0 million milestone payment in June 2010 for the successful completion of the second pivotal Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us, our affiliates or our licensees of DIFICID in North America and Israel and are obligated to pay a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues received related to fidaxomicin.  We are obligated to pay each of these royalties, on a country-by-country basis, for seven years, commencing on the applicable commercial launch in each such country. In the year ended December 31, 2012, we paid an aggregate of $8.0 million in royalties to Par.

Funding Requirements

Our future capital uses and requirements depend on numerous factors including, but not limited to, the following:

•                  our ability to successfully market and sell DIFICID in the United States and Canada and the ability of our collaborators to market other fidaxomicin products in countries outside the United States and Canada;

•                  the costs of maintaining, growing and managing our commercial infrastructure including our sales and distribution capabilities and the timing of such efforts;

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

•                  the costs involved in connection with investigating and responding to governmental inquiries related to the issuance of OBI shares to Dr. Michael Chang, the potentially improper payment to the research laboratory and certain related matters described in the Risk Factors and Legal Proceedings sections above, as well as any costs relating to any potential litigation or enforcement proceedings related thereto;

•                  the costs involved in prosecuting, enforcing or defending patent claims or other intellectual property rights;

•                  the extent to which we in-license, acquire or invest in other indications, products, technologies and businesses; and

•                  the ongoing review of strategic alternatives.

We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, revenues from sales of DIFICID in the United States and Canada and contract revenues from existing and future collaboration agreements.  In addition, we may finance future cash needs through the sale of additional equity securities, new collaboration agreements or debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

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

Contractual Obligations

The following table describes our long-term contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-5 years	After 5 years
	(in thousands)
Operating lease obligations	$22,345	$2,333	$5,187	$7,709	$7,116

Our facilities currently consist of laboratory and office space in San Diego, California, and office space in Jersey City, New Jersey.  The lease for our San Diego facility expires in August 2022, subject to two, five-year renewal options.  The lease for our facility in Jersey City expires in July 2018, subject to one, five-year renewal option.

We had firm purchase order commitments for the acquisition of inventory from Biocon and Patheon as of December 31, 2012 and 2011 of $16.3 million and $1.0 million, respectively.

Pursuant to our co-promotion with Cubist, we are obligated to pay a quarterly fee of $3.8 million ($15.0 million per year) beginning in July 2011, the commencement of the sale program of DIFICID in the United States.  At December 31, 2012, approximately $7.5 million of the fee remained to be paid.

The contractual obligations table does not include (a) potential future milestone payments to Cempra in the amount of $1.0 million due upon the regulatory approval of each of the first two products we may develop under our licensing agreement with Cempra in any country which is a member of the Association of Southeast Asian Nations, or ASEAN, or (b) potential future milestone payments of up to $11.1 million to TSRI due upon achievement of certain clinical milestones, the filing of NDAs or their foreign equivalents and government marketing and distribution approval.  We are required to pay royalties on any net sales of fidaxomicin and other licensed product candidates.  The milestone and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the related milestones will be achieved or the events triggering the commencement of payment obligations will occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash, cash equivalents and short-term investments as of December 31, 2012 consisted of money market funds and a U.S. government security.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical 10% change in interest rates during the year ended December 31, 2012 would have resulted in an approximately $18,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Our cash, cash equivalents and short-term investments as of December 31, 2011 consisted primarily of money market funds and United States government instruments and other readily marketable debt instruments.  A hypothetical 10% change in interest rates during the year ended December 31, 2011 would have resulted in approximately a $37,000 change in net loss.

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

We established subsidiaries in Canada, Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, and in Luxembourg, Optimer Luxembourg 2 S.à.r.l., or Optimer Europe, and we expect Optimer Canada’s and Optimer Europe’s transactions to be denominated primarily in Canadian dollars and Euros, respectively.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar, the Canadian dollar and the Euro.

We do not use derivative financial instruments for speculative purposes. We do not engage in exchange rate hedging or hold or issue foreign exchange contracts for trading purposes. Currently, we do not expect the impact of fluctuations in the relative fair value of the other currencies to be material to our results of operations.

Item 8.   Financial Statements and Supplementary Data

Our financial statements required by this item are attached to this Report beginning on page 59.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in our internal control over financial reporting related to approval of certain non-recurring transactions as discussed below.  Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board or Directors and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. We reviewed the results of our assessment with our Audit Committee.

Based on this assessment, management determined that, as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America because of a material weakness in our internal control over financial reporting related to approval of certain non-recurring transactions.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that a material weakness existed in our internal control over financial reporting related to approval of certain non-recurring transactions.  Management made this determination in February 2013 following a review of our internal control over financial reporting conducted after the independent members of our Board of Directors determined that further remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to a research laboratory and certain related matters.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Remediation Efforts to Address Material Weakness

We believe that the steps that we have taken over the past year have remediated the issues that contributed to the material weakness.  These steps included the revision of our corporate authorization policy and other compliance policies, the strengthening of our approval procedures, the implementation of training and internal audit procedures to make our compliance and monitoring more comprehensive and changes to our senior management team, concluding with the replacement of our Chief Executive Officer and General Counsel in February 2013.  There is no assurance that the remedial steps we have undertaken will be sufficient and additional steps may be necessary to remediate the material weakness identified above.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting in our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Optimer Pharmaceuticals, Inc.

We have audited Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Optimer Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to approval of certain non-recurring transactions.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Optimer Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP
San Diego, California
March 18, 2013

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012 pursuant to Regulation 14A, or the Proxy Statement, for our annual meeting of stockholders to be held on May 8, 2013, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics, or the Code, that applies to all officers, directors and employees. The Code is available on our website at www.optimerpharma.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this report.

2. Financial Statement Schedules

None

3. Exhibits

Exhibit No.		Description of Document
3.1	(2)	Optimer Pharmaceuticals, Inc. Amended and Restated Certificate of Incorporation.
3.2	(4)	Amended and Restated Bylaws of Optimer Pharmaceuticals, Inc.
3.3	(16)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc.
4.1	(3)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(21)

Stockholder Protection Rights Agreement, dated as of February 26, 2013, between Optimer Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.

10.1	(1)*	Master Services Agreement between Optimer Pharmaceuticals, Inc. and Advanced Biologics, LLC (subsequently INC Research, Inc.), dated November 16, 2005, as amended.
10.2	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute, dated July 23, 1999.
10.3	(1)*	License Agreement between Optimer Pharmaceuticals, Inc. and The Scripps Research Institute, dated May 30, 2001.
10.4	(1)+	Form of Employee Proprietary Information Agreement of Optimer Pharmaceuticals, Inc.
10.5	(1)+	Offer letter between Optimer Pharmaceuticals, Inc. and Sherwood L. Gorbach, dated October 6, 2005.
10.6	(1)+	Form of Indemnification Agreement between Optimer Pharmaceuticals, Inc. and its directors and officers.

10.7	(1)+	1998 Stock Plan of Optimer Pharmaceuticals, Inc.
10.8	(1)+	Stock Plan Stock Option Agreement of Optimer Pharmaceuticals, Inc.
10.9	(10)+	2006 Equity Incentive Plan of Optimer Pharmaceuticals, Inc., as amended.
10.10	(4)+	Employee Stock Purchase Plan of Optimer Pharmaceuticals, Inc., as amended.
10.11	(2)	Prospective Buy-Back Agreement between Optimer Pharmaceuticals, Inc. and Par Pharmaceutical, Inc., dated January 19, 2007.
10.12	(5)*	Collaboration Research and Development and License Agreement between Optimer Pharmaceuticals, Inc. and Cempra Pharmaceuticals, Inc., dated March 31, 2006, as amended.
10.13	(5)*	Intellectual Property Assignment and License Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc., dated October 30, 2009.
10.14	(6)+	Offer letter between Optimer Pharmaceuticals, Inc. and Pedro Lichtinger, dated May 5, 2010.
10.15	(8)+	Offer letter between Optimer Pharmaceuticals, Inc. and Kurt Hartman, dated November 12, 2010.
10.16	(7)*	API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated May 18, 2010.
10.17	(8)+	Offer letter between Optimer Pharmaceuticals, Inc. and Linda Amper, dated January 18, 2011.
10.18	(13)+	Optimer Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan.
10.19	(8)	Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated December 21, 2010.
10.20	(8)	Office Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated February 9, 2011.
10.21	(9)*	Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd., dated February 2, 2011.
10.22	(9)*	Supply Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe Ltd., dated February 2, 2011.
10.23	(13)	Optimer Pharmaceuticals, Inc. Incentive Compensation Plan.
10.24	(11)	Amendment Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Europe, Ltd., dated March 29, 2011.
10.25	(11)*	Co-Promotion Agreement between Optimer Pharmaceuticals, Inc. and Cubist Pharmaceuticals, Inc., dated April 5, 2011.
10.26	(11)	First Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated May 4, 2011.
10.27	(11)*	Manufacturing Services Agreement between Optimer Pharmaceuticals, Inc. and Patheon Inc., dated June 1, 2011.
10.28	(11)+	2006 Equity Incentive Plan Form of Notice of Grant of Restricted Stock Units.
10.29	(12)	Second Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated July 5, 2011.
10.30	(12)	Third Amendment to Lease between Optimer Pharmaceuticals, Inc. and 101 Hudson Leasing Associates, dated September 30, 2011.
10.31	(14)	Lease Agreement between Optimer Pharmaceuticals, Inc. and ARE-SD Region No. 33, LLC, dated December 15, 2011.
10.32	(15)*	Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and Astellas Pharma Inc., dated March 29, 2012.
10.33	(15)*	Supply Agreement between Optimer Luxembourg 2 S.à.r.l. and Astellas Pharma Inc., dated March 29, 2012.
10.34	(15)	Letter of Agreement between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc. dated January 31, 2012.
10.35	(16)+	Optimer Pharmaceuticals, Inc. 2012 Incentive Plan.
10.36	(17)+	Offer letter between Optimer Pharmaceuticals, Inc. and Stephen W. Webster dated May 30, 2012.
10.37	(18)*	Second Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated May 20, 2011.
10.38	(18)+	Form of Option Grant Notice and Agreement under 2012 Equity Incentive Plan.
10.39	(18)+	Form of Employee Restricted Stock Unit Notice and Agreement under 2012 Equity Incentive Plan.
10.40	(18)+	Form of Director Restricted Stock Unit Notice and Agreement under 2012 Equity Incentive Plan.
10.41	(19)	First Amendment to Collaboration and License Agreement between Optimer Pharmaceuticals, Inc. and

Astellas Pharma Europe, Ltd., dated September 6, 2012.
10.42	(19)	Third Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated September 10, 2012.
10.43	(20)+	Optimer Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended, dated November 2, 2012
10.44		Stock Purchase Agreement by and among Optimer Pharmaceuticals, Inc. and certain investors listed therein dated October 5, 2012.
10.45	*	Supplemental Agreement Regarding Intellectual Property Assignment and License Agreement by and between Optimer Pharmaceuticals, Inc. and Optimer Biotechnology, Inc. dated October 19, 2012.
10.46	+	Separation Agreement between Optimer Pharmaceuticals, Inc. and Gregory Papaz dated January 22, 2013.
10.47	(21)+	Letter Agreement, dated February 26, 2013, by and between Pedro Lichtinger and Optimer Pharmaceuticals, Inc.
10.48	(21)+	Letter Agreement, dated February 26, 2013, by and between Kurt Hartman and Optimer Pharmaceuticals, Inc.
10.49	+	Separation Agreement between Optimer Pharmaceuticals, Inc. and Kurt Hartman executed March 2, 2013.

21.1	Subsidiaries of Optimer Pharmaceuticals, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32

Certification by the Chief Executive Officer and the Chief Financial Officer of Optimer Pharmaceuticals, Inc., as required by Rule 13a-14(b) or 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed with Registrant’s Registration Statement on Form S-1 on November 9, 2006.
(2)	Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.
(3)	Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.
(4)	Filed with the Registrant’s Current Report on Form 8-K on September 18, 2007.
(5)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2009.
(6)	Filed with the Registrant’s Current Report on Form 8-K on May 6, 2010.
(7)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 4, 2010.
(8)	Filed with the Registrant’s Annual Report on Form 10-K on March 10, 2011.
(9)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 6, 2011.
(10)	Filed with the Registrant’s Current Report on Form 8-K on June 10, 2011.
(11)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 4, 2011.
(12)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2011.
(13)	Filed with the Registrant’s Current Report on Form 8-K on February 13, 2012.
(14)	Filed with the Registrant’s Annual Report on Form 10-K on March 8, 2012.
(15)	Filed with the Registrant’s Quarterly Report on Form 10-Q on May 10, 2012.
(16)	Filed with the Registrant’s Current Report on Form 8-K on May 10, 2012.
(17)	Filed with the Registrant’s Current Report on Form 8-K on June 5, 2012.
(18)	Filed with the Registrant’s Quarterly Report on Form 10-Q on August 3, 2012.
(19)	Filed with the Registrant’s Quarterly Report on Form 10-Q on November 2, 2012.
(20)	Filed with the Registrant’s Current Report on Form 8-K on November 7, 2012.
(21)	Filed with the Registrant’s Current Report on Form 8-K on February 27, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: March 18, 2013	By:	/s/ Henry A. McKinnell
	Name:	Henry A. McKinnell
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HENRY A. MCKINNELL	Chief Executive Officer and Chairman (Principal Executive Officer)	March 18, 2013
Henry A. McKinnell

/s/ STEPHEN W. WEBSTER	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2013
Stephen W. Webster

/s/ ANTHONY E. ALTIG	Director	March 18, 2013
Anthony E. Altig

/s/ MARK AUERBACH	Director	March 15, 2013
Mark Auerbach

/s/ JOSEPH Y. CHANG	Director	March 15, 2013
Joseph Y. Chang

/s/ PETER E. GREBOW	Director	March 15, 2013
PETER E. GREBOW

/s/ STEPHEN L. NEWMAN	Director	March 15, 2013
Stephen L. Newman

/s/ ROBERT L. ZERBE	Director	March 15, 2013
Robert L. Zerbe

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Optimer Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of Optimer Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optimer Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Optimer Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 18, 2013

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$119,444,586	$31,787,512
Short-term investments	4,556,329	78,791,066
Trade accounts receivable, net	7,119,089	6,563,645
Accounts receivable, other	2,391,071	52,289,290
Inventory	15,061,771	3,947,380
Prepaid expenses and other current assets	3,442,717	3,781,830
Total current assets	152,015,563	177,160,723
Property, equipment and other, net	4,338,720	2,590,715
Long-term investment	820,000	882,000
Deferred tax assets, non-current	890,843	—
Other assets	1,362,196	1,389,734
Total assets	$159,427,322	$182,023,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,166,127	$9,860,462
Accrued liabilities	19,165,362	21,447,544
Deferred revenue	456,250	—
Total current liabilities	26,787,739	31,308,006
Deferred rent	938,520	151,141
Income taxes payable, non-current	890,843	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares and 75,000,000 shares authorized at December 31, 2012 and December 31, 2011, respectively, 47,791,531 shares and 46,689,951 shares issued and outstanding at December 31, 2012 and 2011, respectively	47,792	46,690
Additional paid-in capital	382,277,671	358,895,471
Accumulated other comprehensive income (loss)	464,170	(46,725)
Accumulated deficit	(251,979,413)	(214,992,783)
Total Optimer Pharmaceuticals, Inc. stockholders’ equity	130,810,220	143,902,653
Non-controlling interest	—	6,661,372
Total stockholders’ equity	130,810,220	150,564,025
Total liabilities and stockholders’ equity	$159,427,322	$182,023,172

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010

Revenues:
Product sales, net	$62,417,155	$21,511,037	$—
Contract revenue	39,112,168	122,749,000	—
Other	2,106	718,336	1,480,362
Total revenues	101,531,429	144,978,373	1,480,362
Cost and expenses:
Cost of product sales	5,486,239	1,525,798	—
Cost of contract revenue	6,462,939	7,584,353	—
Research and development	45,202,722	43,085,307	32,797,672
Selling, general and administrative	112,025,724	80,574,336	17,550,883
Co-promotion expenses with Cubist	23,190,629	6,569,921	—
Total operating expenses	192,368,253	139,339,715	50,348,555
Income (loss) from operations	(90,836,824)	5,638,658	(48,868,193)
Gain on de-consolidation of OBI	23,782,229	—	—
Gain of sale of OBI shares	31,500,606	—	—
Equity in net loss of OBI	(1,849,254)	—	—
Interest income and other, net	136,269	290,870	329,290
Consolidated net income (loss)	(37,266,974)	5,929,528	(48,538,903)
Net loss attributable to noncontrolling interest	280,344	1,892,096	1,199,161
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(36,986,630)	$7,821,624	$(47,339,742)
Net income (loss) per share attributable to Optimer Pharmaceuticals, Inc. common stockholders - basic	$(0.78)	$0.17	$(1.25)
Net income (loss) per share attributable to Optimer Pharmaceuticals, Inc. common stockholders - diluted	$(0.78)	$0.17	$(1.25)
Shares used to compute net income (loss) per share attributable to common stockholders - basic	47,331,510	45,622,168	37,830,452
Shares used to compute net income (loss) per share attributable to common stockholders - diluted	47,331,510	46,500,269	37,830,452

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011	2010

Consolidated net income (loss)	$(37,266,974)	$5,929,528	$(48,538,903)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(78,320)	(594,553)	419,516
Unrealized gains (losses) on securities:
Unrealized gains (losses) during period, net of tax	589,215	119,789	(3,020)
Reclassification adjustment for net gains included in net income	—	—	—
Net unrealized gains (losses) on securities	589,215	119,789	(3,020)
Total other comprehensive income (loss)	510,895	(474,764)	416,496
Total comprehensive income (loss)	$(36,756,079)	$5,454,764	$(48,122,407)

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated Other
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Non-controlling
	Shares	Amount	in-Capital	Income (Loss)	Deficit	Interest	Total
Balance at December 31, 2009	33,139,373	$33,139	$205,114,914	$38,063	$(175,474,665)	$3,040,156	$32,751,607
Issuance of common stock upon exercise of options	552,253	552	1,171,550	—	—	—	1,172,102
Issuance of common stock during the public offerings, net	4,887,500	4,888	51,203,837	—	—	—	51,208,725
Issuance of common stock pursuant to employee stock purchase plan	49,077	49	422,481	—	—	—	422,530
Issuance of common stock for consulting services	585,762	586	3,377,331	—	—	—	3,377,917
Compensation expense related to grants of consultant stock options and awards	65,000	65	2,121,984	—	—	—	2,122,049
Employee stock-based compensation	—	—	4,253,635	—	—	—	4,253,635
Unrealized loss on short-term investment	—	—	—	(3,020)	—	—	(3,020)
Foreign currency translation adjustment	—	—	—	263,807	—	155,709	419,516
Net loss	—	—	—	—	(47,339,742)	(1,199,161)	(48,538,903)
Balance at December 31, 2010	39,278,965	39,279	267,665,732	298,850	(222,814,407)	1,996,704	47,186,158
Issuance of common stock upon exercise of options	347,803	347	1,858,738	—	—	—	1,859,085
Issuance of common stock during the public offerings, net	6,900,000	6,900	73,151,057	—	—	—	73,157,957
Issuance of common stock pursuant to employee stock purchase plan	71,650	72	640,150	—	—	—	640,222
Issuance of common stock upon exercise of warrants	91,533	92	999,907	—	—	—	999,999
Issuance of common stock for consulting services and other	—	—	2,793,513	—	—	491,761	3,285,274
Employee stock-based compensation	—	—	11,786,374	—	—	—	11,786,374
Sale of subsidiary common stock to non-controlling interest	—	—	—	—		6,194,192	6,194,192
Unrealized gain on short-term investment	—	—	—	119,789	—	—	119,789
Foreign currency translation adjustment	—	—	—	(465,364)	—	(129,189)	(594,553)
Net income	—	—	—	—	7,821,624	(1,892,096)	5,929,528
Balance at December 31, 2011	46,689,951	46,690	358,895,471	(46,725)	(214,992,783)	6,661,372	150,564,025
Issuance of common stock upon exercise of options and lapse of restricted stock units	641,476	641	5,394,112	—	—	—	5,394,753
Issuance of common stock pursuant to employee stock purchase plan	173,844	175	1,486,894	—	—	—	1,487,069
Issuance of common stock for consulting services and other	286,260	286	3,792,710	—	—	—	3,792,996
Employee stock-based compensation	—	—	12,708,484	—	—	—	12,708,484
De-consolidation of OBI	—	—	—	—	—	(6,381,028)	(6,381,028)
Net unrealized gain on short-term investment	—	—	—	589,215	—	—	589,215
Foreign currency translation adjustment	—	—	—	(78,320)	—	—	(78,320)
Net loss	—	—	—	—	(36,986,630)	(280,344)	(37,266,974)
Balance at December 31, 2012	47,791,531	$47,792	$382,277,671	$464,170	$(251,979,413)	$—	$130,810,220

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010

Operating activities:
Net income (loss)	$(37,266,974)	$5,929,528	$(48,538,903)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	877,205	525,008	306,718
Stock-based compensation	12,708,484	11,786,374	6,375,684
Issuance of common stock for consulting services and other	3,792,996	3,285,274	3,377,917
Deferred rent	787,109	10,003	(112,336)
Deferred tax assets	(890,843)	—	—
Gain on de-consolidation of OBI	(23,782,229)	—	—
Gain on sales of OBI shares	(31,500,606)	—	—
Equity in net loss of OBI	1,849,254	—	—
(Gain) Loss on disposal of assets	(35,401)	21,681	(25,511)
Impairment of long-term security	62,000	—	—
Tax provision	(281,147)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(555,444)	(6,563,645)	—
Accounts receivable, other	49,679,755	(52,289,290)	30,612
Inventory	(11,114,391)	(3,947,380)	—
Prepaid expenses and other current assets	(2,248,356)	(3,264,971)	(130,612)
Other assets	(39,594)	(881,544)	(9,428)
Accounts payable and accrued expenses	(2,273,493)	26,615,140	(2,958,043)
Deferred revenues	456,250	—	—
Income tax payable	890,843	—	—
Net cash used by operating activities	(38,884,582)	(18,773,822)	(41,683,902)

Investing activities:
Purchases of short-term investments	(3,798,622)	(91,279,751)	(55,284,340)
Sales or maturities of short-term investments	68,535,682	42,165,000	46,845,000
Purchases of property and equipment	(2,900,588)	(2,439,718)	(305,992)
Proceeds from sale of fixed assets	83,500	—	—
Reduction of cash due to de-consolidation of OBI	(4,010,680)	—	—
Purchase of OBI shares	(468,748)	—	—
Proceeds from sale of OBI common stock	61,847,075	—	—
Net cash provided (used) by investing activities	119,287,619	(51,554,469)	(8,745,332)

Financing activities:
Proceeds from sale of common stock	6,881,822	76,657,262	52,803,357
Proceeds from sale of subsidiary common stock	—	6,194,192	—
Net cash provided by financing activities	6,881,822	82,851,454	52,803,357
Effect of exchange rate changes on cash and cash equivalents	372,215	(597,575)	433,473
Net increase in cash and cash equivalents	87,657,074	11,925,588	2,807,596
Cash and cash equivalents at beginning of period	31,787,512	19,861,924	17,054,328
Cash and cash equivalents at end of period	$119,444,586	$31,787,512	$19,861,924

Supplemental disclosure of cash flow information:
Purchase of fixed assets by incurring current liabilities	$571,261	—	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Summary of Significant Accounting Policies

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) is a global biopharmaceutical company focused on  commercializing innovative hospital specialty products.  The Company currently markets one product in the United States and Canada, DIFICID® (fidaxomicin) tablets.  DIFICID is a macrolide antibacterial drug that is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) in adults.  CDAD is the most common symptom of Clostridium difficile infection (“CDI”).  DIFICID is approved in Canada for the treatment of CDI.  Fidaxomicin also is approved in Europe for the treatment of CDI, where it is marketed by a licensee as DIFICLIR™.  Optimer is pursuing commercialization in other territories through collaboration partners and is progressing with life-cycle management initiatives for fidaxomicin.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries.  Prior to February 7, 2012, Optimer Biotechnology Inc. (“OBI”) was consolidated for financial reporting purposes.  All intercompany balances and transactions have been eliminated in consolidation. During the three month period ending March 31, 2012, the Company reduced its ownership interest in OBI from a majority interest to a 43% interest.  As a result, the Company deconsolidated OBI as of February 7, 2012 and derecognized the OBI assets, liabilities, and noncontrolling interest from its financial statements. Management applied deconsolidation accounting guidance, which included analyzing the Company’s investment in OBI at February 7, 2012 to determine the fair value on the date of deconsolidation and the related gain or loss upon deconsolidation.  The Company subsequently sold OBI in October 2012 (see Note 9).

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Investments with original maturities of less than 90 days, at the date of purchase, are considered to be cash equivalents.  Except for one auction rate preferred security (“ARPS”), all other investments are classified as short-term investments which are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported within other comprehensive income/(loss).  Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method. At December 31, 2012, cash, cash equivalents and short-term investments totaled approximately $124.0 million.

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

The Company’s accounts receivable consist of amounts due from customers for the sales of DIFICID in the United States and Canada. The following table sets forth the percentage of our gross product sales to distribution customers who represented 10% or more of gross product sales in 2012 and 2011 and accounts receivable related to such customers for the years ended December 31, 2012 and 2011:

	Gross Product Sales		Accounts Receivable
	2012	2011	2012	2011
AmerisourceBergen Corporation	22%	23%	17%	21%
Cardinal Health, Inc.	36%	43%	39%	30%
McKesson Corporation	35%	30%	37%	46%
	93%	96%	93%	97%

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated prompt-payment discounts, service fee arrangements and any allowance for doubtful accounts. Reserves for other sales-related allowances such as rebates, distribution and other fees, and product returns are included in accrued expenses in the Company’s consolidated balance sheets. The allowance for prompt-pay discounts and service fees was $1.9 million and $1.6 million at December 31, 2012 and 2011, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Net inventory consisted of the following, as of the dates indicated:

	December 31,
	2012	2011
Raw materials	$9,072,123	$1,815,696
Work in process	3,552,169	1,321,763
Finished goods	2,923,541	809,921
	$15,547,833	$3,947,380
Reserves	(486,062)	—
	$15,061,771	$3,947,380

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiary is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported net in the consolidated statements of operations.

Fair Value Measurements

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

Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated.  Assets and liabilities that are part of a disposed group and classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Company has not recognized any impairment losses through December 31, 2012.

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

Net Product Sales

DIFICID is available in the United States and Canada through three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and through regional wholesalers and specialty pharmacies that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, title has passed to the customer, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has  no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.  The Company recognizes product sales of DIFICID upon delivery of product to the wholesalers, specialty pharmacies and certain direct purchasers.

The Company’s net product sales represent total gross product sales in the United States and Canada less allowances for customer credits, including estimated rebates, chargebacks, discounts and returns. These allowances are established by management as its best estimate, based on available information, and are adjusted to reflect known changes in the factors that impact such allowances. Allowances for rebates, chargebacks, discounts and returns are established based on the contractual terms with customers, communications with customers, as well as expectations about the market for the product and anticipated introduction of competitive products.  Product shipping and handling costs are included in cost of sales.

Product Sales Allowances.  The Company establishes reserves for prompt-payment discounts, fee-for-service arrangements, government and commercial rebates, product returns and other applicable allowances, such as the Company’s hospital discount.  Allowances relate to prompt-payment discounts and fee-for-service arrangement with the Company’s contracted wholesalers and direct purchase discounts, and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government and commercial rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales and an increase in accrued expenses.

Prompt-payment Discounts.   The Company offers a prompt-payment discount to its customers.  Since the Company expects its customers will take advantage of this discount, the Company accrues 100% of the prompt-payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government and Commercial Rebates and Chargebacks.   The Company estimates commercial rebates as well as government-mandated rebates and discounts relating to federal and state programs such as Medicaid, the Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  The Company estimates the amount of these rebates and chargebacks based on historical trends for DIFICID.  These allowances are adjusted each period based on actual experience.

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

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell DIFICID to qualified healthcare providers at a price lower than the list price charged to the Company’s distributors.  A distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate and chargeback accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and the Company generally will issue credits for such amounts after receiving notification from the distributor.

Although allowances and accruals are recorded at the time of product sale, certain rebates generally will be paid, on average, in six months or longer after the sale.  Reserve estimates are evaluated quarterly and, if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in the Company’s operating results in the period of the adjustment.  For the year ended December 31, 2012, there were no material adjustments.

Product Returns.  The Company’s policy in the United States is to accept returns of DIFICID for six months prior to, and twelve months after, the product expiration date.  The Company’s policy in Canada is to accept returns of DIFICID for three months prior to, and twelve months after, the product expiration date.  The Company permits returns if the product is damaged or defective when received by its customers. The Company will provide a credit for such returns to customers with whom it has a direct relationship. Once product is dispensed it cannot be returned, but the Company allows partial returns in states where such returns are mandated.  The Company does not exchange product from inventory for the returned product.

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company estimates product returns based upon the sales pattern of DIFICID, management’s experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the years ended December 31, 2012 and 2011, the provisions for product sales allowances reduced gross product sales as follows:

	2012	2011
Total gross product sales	$74,890,803	$24,357,200

Returns reserve and allowances	(1,583,723)	(365,358)
Government and commercial rebates and chargebacks	(4,947,295)	(476,116)
Prompt-pay discounts and fees	(5,942,630)	(2,004,689)
Product sales allowance	$(12,473,648)	$(2,846,163)
Total product sales, net	$62,417,155	$21,511,037

Total product sales allowances as a percent of gross product sales	16.7%	11.7%

An analysis of the amount of, and change in, reserves for the years ended December 31, 2012 and 2011 is as follows:

	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2011	$—	$—	$—	$—
Provisions related to sales in the current year	365,358	476,116	2,004,689	2,846,163
Returns and payments	—	(106,218)	(429,403)	(535,621)
Balance at December 31, 2011	365,358	369,898	1,575,286	2,310,542
Provisions related to sales in the current year	1,583,723	4,988,805	5,953,674	12,526,202
Provisions related to sales made in prior year	—	(41,510)	(11,044)	(52,554)
Returns and payments	(473,957)	(3,674,344)	(5,629,393)	(9,777,694)
Balance at December 31, 2012	$1,475,124	$1,642,849	$1,888,523	$5,006,496

Contract Revenue

Under certain of the Company’s licensing and collaboration agreements, it is entitled to receive payments upon the achievement of contingent milestone events. In order to determine the revenue recognition for contingent milestone-based payments, the Company evaluates the contingent milestones using the criteria as provided by the Financial Accounting Standards Boards, or FASB, guidance on the milestone method of revenue recognition at the inception of a collaboration agreement.

Accounting Standard Codification (ASC) Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (ASC 605-25), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of various research and collaboration agreements.

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

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.  In connection with certain research collaboration agreements, revenues are recognized from non-refundable up-front fees, that the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

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

None of the payments the Company has received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Research and Development

The Company expenses costs related to research and development as incurred. The Company’s research and development expenses consist primarily of license fees, salaries and related employee benefits, costs associated with clinical trials managed by contract research organizations and costs associated with non-clinical activities and regulatory approvals.  The Company uses external service providers and vendors to conduct clinical trials, to manufacture supplies of product candidates to be used in clinical trials and to provide various other research and development-related products and services. Patent application and administrative costs are recorded as general and administration expenses.

When non-refundable payments for goods or services to be received in the future for use in research and development activities are made, the Company defers and capitalizes these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation.  Specifically, in its 2011 Consolidated Statements of Operations, the Company now separately identified its co-promotion expenses with Cubist Pharmaceuticals, Inc. (“Cubist”) from selling, general and administrative expenses.  This reclassification has no impact on the net loss from operations or stockholder’s equity as previously reported.

Stock-based Compensation

The Company recognizes in its financial statements the share-based payment transactions with employees and consultants based on their fair value and recognized as compensation expense over the vesting period.  Compensation expense of $13.0 million, $11.8 million and $6.4 million was recognized in the years ended December 31, 2012, 2011 and 2010, respectively.

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

For performance-based stock options and performance-based restricted stock units, the Company begins to recognize the expense when it is deemed probable that the performance-based goal will be met. The Company evaluates the probability of achieving performance-based goals on a quarterly basis.

The Company also grants awards to non-employees and determines the fair value of such stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of (i) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is completed.  Equity instruments issued to non-employees are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

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

Investment in OBI

As of the date of de-consolidation, and prior to the sale of its equity interest in OBI, the Company accounted for its investment in OBI under the equity method.  The investment was adjusted for Optimer’s share in the equity in net loss and cash contributions and distributions for the appropriate periods.  In addition, the Company recorded adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.

Noncontrolling Interest

During 2010 and 2011, the Company owned approximately 60% of the equity interests in OBI. Pursuant to authoritative guidance, the Company accounts and reports for minority interests, the portion of OBI not owned by the Company, as non-controlling interests and classifies them as a component of stockholders’ equity on the consolidated balance sheet of the Company. The Company includes the net loss attributable to noncontrolling interests as part of its consolidated net loss.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents.  Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

	Years Ended December 31,
	2012	2011	2010
Historical
Numerator:
Net income (loss) attributable to Optimer Pharmaceuticals, Inc.	$(36,986,630)	$7,821,624	$(47,339,742)
Denominator:
Weighted average common shares outstanding - basic	47,331,510	45,622,168	37,830,452
Effect of dilutive securities:
Restricted stock	—	130,586	—
Stock award common share equivalents	—	747,515	—
Weighted average number of shares of common stock — diluted	47,331,510	46,500,269	37,830,452
Net income (loss) attributable to common stockholders per share — basic	$(0.78)	$0.17	$(1.25)
Net income (loss) attributable to common stockholders per share — diluted	$(0.78)	$0.17	$(1.25)
Historical outstanding anti-dilutive securities not included in diluted net loss per share calculation
Common stock options	6,294,574	3,706,708	3,589,626
Common stock warrants	—	—	91,533
Unvested restricted stock units	372,283	141,000	120,000
Anticipated shares to be purchased under ESPP	117,636	92,281	28,192
Total	6,784,493	3,939,989	3,829,351

Segment Reporting

The Company’s management has determined that it operates in one business segment which is the development and commercialization of pharmaceutical products.

2.           Fair Value of Financial Instruments

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 Using:
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$112,609,683	$—	$—	$112,609,683
Marketable security	—	3,752,195	—	3,752,195
Investment in Cempra	804,134	—	—	804,134
Auction rate preferred security	—	—	820,000	820,000
	$113,413,817	$3,752,195	$820,000	$117,986,012

	Fair Value Measurements at December 31, 2011 Using:
	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (1) (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$26,388,052	$—	$—	$26,388,052
Marketable securities	—	78,791,066	—	78,791,066
Auction rate preferred security	—	—	882,000	882,000
Other assets — forward contracts not designated as hedges	—	1,752,006	—	1,752,006
	$26,388,052	$80,543,072	$882,000	$107,813,124

Level 1:	Quoted prices in active markets for identical assets and liabilities; or
Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities; or
Level 3:	Unobservable inputs.

Marketable Securities.  With the exception of an auction rate security, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable. At December 31, 2012 and 2011, the Company’s marketable securities consisted primarily of government agency securities.  The fair value of government agency securities generally are determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes.  These securities are in Level 2.

Investment in Cempra.  Equity securities that have readily determinable fair values, not classified as trading securities or as held-to-maturity securities, are classified as available-for-sale securities.  Any unrealized gains and losses are reported in other comprehensive income (loss) until realized.  In February 2012, Cempra became a publicly-traded company and, as such, the Company assigned a value to the shares it received in March 2006 (see Note 6) and recorded the entire amount as an unrealized gain.  The Company considers the equity it owns in Cempra as available-for-sale. The fair value of the Company’s investment in Cempra is based on the quoted market price on the reporting date.  Cempra’s stock is publicly traded and is in Level 1.

Auction Rate Preferred Security.  The fair value of the Company’s auction rate preferred security is estimated using third-party pricing information or a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and the expected holding period of the ARPS.  The Company’s ARPS is classified as a long-term investment on the consolidated balance sheets, as the Company does not believe it needs to liquidate the security in the near term.  The ARPS does not have observable inputs and thus the ARPS is included in Level 3.

As of December 31, 2012, the Company held one ARPS valued at $820,000 with a perpetual maturity date that resets every 28 days.  Although as of December 31, 2012, this ARPS continued to pay interest according to its stated terms, the market in this security continues to be illiquid.  In December 2012, based on third-party pricing information, the Company recognized, in the consolidated statement of operations, an unrealized loss of $62,000 in investment income since the Company had determined that the decline in the value was other-than-temporary.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Security
Beginning balance at January 1, 2012	$882,000
Total gains and losses:
Realized net income	—
Unrealized loss included in interest income and other, net	(62,000)
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at December 31, 2012	$820,000

Change in unrealized gains (losses) included in net loss related to assets still held	$(62,000)

3.           Short-term Investments

The following is a summary of the Company’s investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, upon pricing vendors or upon quotes from brokers/dealers as of the dates presented.

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency security	$3,750,198	$1,997	$—	$3,752,195
Investment in Cempra	—	804,134	—	804,134
	$3,750,198	$806,131	$—	$4,556,329

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency securities	$69,241,792	$106,347	$—	$69,348,139
Corporate bonds	9,429,485	13,442	—	9,442,927
	$78,671,277	$119,789	$—	$78,791,066

The government agency security did not have an unrealized loss position at December 31, 2012.

In February 2012, Cempra completed its initial public offering, and the Company determined that its equity in Cempra had readily determinable value and recorded the fair value in the Company’s books.  Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of the security available-for-sale at December 31, 2012, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,750,198	$3,752,195

The weighted average maturity of short-term investments as of December 31, 2012 and 2011, was approximately nine months and seven months, respectively.

Evaluating Investments for Other-than Temporary Impairments

The Company considers a number of factors to determine whether the decline in value in its investments is other-than-temporary, including the length of time and the extent of which the market value has been less than cost, the financial condition of the issuer and the Company’s intent to hold and ability to retain these short-term investments.  Based on these factors, except for the ARPS, which the Company recorded as an other-than-temporary impairment in 2012 of $62,000, the Company has not identified any other-than temporary impairment.

4.             Property and Equipment

Property, equipment and other costs are stated at cost and consist of the following:

	December 31,
	2012	2011
Equipment	$3,072,147	$3,098,431
Furniture and fixtures	224,183	226,362
Leasehold improvements	33,761	1,282,138
Computer equipment and software	2,512,512	1,579,514
Construction in progress	427,222	—
Organizational costs	55,218	—
	6,325,043	6,186,445
Less accumulated depreciation and amortization	(1,986,323)	(3,595,730)
Total property and equipment, net	$4,338,720	$2,590,715

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which typically is five years.  Leasehold improvements and assets acquired under capital leases are amortized over their estimated useful life or the related lease term, whichever is shorter.  Property and equipment included organization costs of less than $0.1 million related to cost incurred in the establishment of foreign subsidiaries.  The recorded depreciation and amortization expense was $877,205, $525,008, and $306,718 in the years ended December 31, 2012, 2011 and 2010, respectively.

5.     Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2012	2011
Accrued preclinical and clinical expenses	$488,458	$975,589
Accrued research services	313,597	—
Accrued legal fees	844,546	393,672
Accrued salaries, wages and benefits	7,206,446	6,299,712
Accrued severance	1,303,589	656,125
Accrued royalties	944,892	3,886,180
Reserves for product returns, rebates and chargebacks	3,117,973	735,256
Accrued expenses for Cubist	—	3,220,421
Accrued inventory in transit	—	1,089,531
Other accrued liabilities	4,945,861	4,191,058
Total accrued liabilities	$19,165,362	$21,447,544

6.     Third-party Agreements

AstraZeneca UK Limited (“AstraZeneca”)

In November 2012, the Company entered an exclusive distribution and license agreement with AstraZeneca to commercialize fidaxomicin tablets for the treatment of Clostridium-difficile infection in Latin America, including Brazil, Central America, Mexico and the Caribbean.  Under the terms of the license agreement, the Company will provide to AstraZeneca the completed preclinical and clinical data, regulatory information and documents, testing information, protocols and any know-how relating to fidaxomicin.  In addition to the transfer of know-how, the Company will provide drug product for purposes of conducting validation testing in connection with seeking regulatory approval in the covered territories for commercial use of the product.  AstraZeneca will be performing, at its own expense, the work required to obtain regulatory approval and commercialization in the covered territories.   Under the terms of the agreement, the Company received a $1.0 million up-front payment.

The Company is eligible to receive up to $3.0 million in aggregate contingent payments on the first commercial sale in certain countries, and up to $19.0 million on the achievement of sales-related targets for fidaxomicin in the specified regions.  In addition, under the terms of a supply agreement entered into between the Company and AstraZeneca on the same date, the Company also is entitled to receive payments that provide a return resulting in a double-digit percent of net sales in the territory.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements.  Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting and determined the appropriate method of revenue recognition for each element.  The Company identified the two units of accounting as the license and the related know-how and the supply of drug product for validation testing.  As of December 31, 2012, the Company recognized $0.7 million of the $1.0 million up-front payment, as the Company determined that revenue was earned upon the delivery of license rights and related know-how.  The remaining $0.3 million will be recognized upon delivery of the batches manufactured for validation testing, which is anticipated to be complete during the three months ending March 31, 2013. The Company has determined that the achievement of the performance conditions associated with the contingent payments is solely based on the performance of AstraZeneca and that the payments do not meet the criteria for a milestone under the revised authoritative guidance for contingent milestones. The Company will recognize the revenue for the contingent payments when the performance condition is achieved.

Specialised Therapeutics Australia Pty. Ltd. (“STA”)

In June 2012, the Company entered into a distribution and license agreement with STA to register and commercialize fidaxomicin in Australia and New Zealand for the treatment of CDI.  Under the distribution and license agreement, STA is responsible for all costs associated with the registration and commercialization of fidaxomicin in Australia and New Zealand.  In addition, the Company entered a supply agreement with STA to supply product for the registration and commercial activities of STA and its sublicensees.  Upon signing the distribution and license agreement, STA made a payment of $0.5 million related to expenses incurred by the Company in connection with pre-approved activities in Australia which was recognized as contract revenue in 2012.

The Company is entitled to receive contingent payments, which may exceed $1.5 million, upon the achievement of cumulative net sales targets and also will receive payments for the supply of fidaxomicin to STA. The Company has determined that the achievement of the performance conditions associated with the contingent payments is solely based on the performance of STA and that the payments do not meet the criteria for a milestone under the revised authoritative guidance for contingent milestones. The Company will recognize the revenue for the contingent payments when the performance condition is achieved.

Astellas Pharma Inc. (“Astellas Japan”)

In March 2012, the Company entered into a collaboration and license agreement with Astellas Japan pursuant to which the Company granted to Astellas Japan an exclusive, royalty-bearing license under certain of its know-how and intellectual property to develop and commercialize fidaxomicin in Japan.  Under the terms of the collaboration and license agreement, and at its expense, Astellas Japan agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in Japan and achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in Japan.  In addition, under the terms of the collaboration and license agreement, Astellas Japan granted to the Company an exclusive, royalty-free license under know-how and intellectual property generated by Astellas Japan and its sublicensees in the course of developing fidaxomicin and controlled by Astellas Japan or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside Japan and, following termination of the collaboration and license agreement and subject to payment by the Company of a single-digit royalties, in Japan.  In addition, under the terms of a supply agreement entered into by Astellas Japan and Optimer Europe, on the same date as the collaboration and license agreement, Optimer Europe will be the exclusive supplier of fidaxomicin to Astellas Japan for Astellas Japan’s development and commercialization activities in Japan during the term of the supply agreement.

Under the terms of the collaboration and license agreement, Astellas Japan paid the Company an up-front fee equal to $20.0 million in April 2012. The Company also is eligible to receive additional contingent cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, the Company will be entitled to receive high-single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.  Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high-double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

The collaboration and license agreement will continue in effect on a product-by-product basis until expiration of Astellas Japan’s obligation to pay royalties with respect to each fidaxomicin product in Japan, unless terminated early by either party.  Following expiration of the collaboration and license agreement, Astellas Japan’s license to develop and commercialize the applicable fidaxomicin product will become non-exclusive.  Each of the Company and Astellas Japan may terminate the collaboration and license agreement prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the collaboration and license agreement prior to expiration in the event Astellas Japan or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it under the collaboration and license agreement.  Astellas Japan may terminate the collaboration and license agreement prior to expiration for any reason upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to Astellas Japan (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.  The supply agreement will continue in effect until terminated by either party.  Each of Optimer Europe and Astellas Japan may terminate the supply agreement (i) upon the material breach of such agreement by the other party, (ii) upon the bankruptcy or insolvency of the other party or (iii) on a product-by-product basis following expiration of Astellas Japan’s obligation to pay the price described above with respect to the applicable fidaxomicin product, or in its entirety following expiration of Astellas Japan’s obligation to pay the price described above with respect to all fidaxomicin products.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements.  Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. During the year ended December 31, 2012, the Company recognized $19.9 million of the $20.0 million up-front payment, as the Company determined that revenue was earned upon the delivery of license rights and related know-how.  The remaining $0.1 million will be amortized over the term of the agreement and relates to the Company’s future obligation to Astellas Japan to provide support in regulatory inquires and additional data as they are generated through the Company’s U.S. operations.

Cubist Pharmaceuticals, Inc.(“Cubist”)

In April 2011, the Company entered into a co-promotion agreement with Cubist pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist have agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly to provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party is obligated under the agreement to commit minimum levels of personnel, and Cubist is obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company is responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID and agreed to use commercially reasonable efforts to maintain adequate inventory and third-party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The initial term of the agreement is two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination as described below.  We currently do not anticipate renewing the co-promotion agreement when it expires on July 31, 2013, and will evaluate expanding our field force to detail the hospitals currently covered only by a Cubist representative.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company is obligated to pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year), beginning upon the commencement of the sales program of DIFICID in the United States. Except for the first quarterly payment which the Company paid in advance, all payments are paid in arrears. Cubist also is eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any. During 2012, the Company achieved the first year sales target and expensed $23.2 million, which consisted of $14.7 million in quarterly co-promotion fees, $5.0 million for the year-one sales target bonus and $3.5 million for Cubist’s portion of the gross profit on net sales above the year-one target.

The agreement may be renewed by mutual agreement of the parties for additional, consecutive one-year terms.  Cubist and the Company each may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the agreement, subject to certain limitations, if (i) the Company withdraws DIFICID from the market in the United States, (ii) Cubist fails to comply with applicable laws in performing its obligations, (iii) Cubist undergoes a change of control, (iv) certain market events occur related to Cubist’s product CUBICIN® (daptomycin for injection) in the United States or (v) Cubist undertakes certain restructuring activities with respect to its sales force.  Cubist may terminate the agreement, subject to certain limitations, if (i) the Company experiences certain supply failures in relation to the demand for DIFICID in the United States, (ii) the Company is acquired by certain types of entities, including competitors of Cubist, (iii) certain market events occur related to CUBICIN in the United States or (iv) the Company fails to comply with applicable laws in performing its obligations.

Astellas Pharma Europe Ltd.(“APEL”)

In February 2011, the Company entered into a collaboration and license agreement with APEL pursuant to which the Company granted to APEL an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize fidaxomicin in Europe and certain other countries in the Middle East, Africa and the Commonwealth of Independent States, or CIS.  In March 2011, the parties amended the collaboration and license agreement and the supply agreement (described below) to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the APEL territories).  Under the terms of the collaboration and license agreement, APEL has agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in the APEL territories at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in the APEL territories.  The Company and APEL also may agree to collaborate in, and share data resulting from, global development activities with respect to fidaxomicin, in which case the Company and APEL will be obligated to co-fund such activities.  In addition, under the terms of the collaboration and license agreement, APEL granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by APEL and its sublicensees in the course of developing fidaxomicin and controlled by APEL or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside the APEL territories and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the APEL territories.  In addition, under the terms of a supply agreement entered into between the Company and APEL on the same date, the Company will be the exclusive supplier of fidaxomicin to APEL for APEL’s development and commercialization activities in the APEL territories during the term of the supply agreement, and APEL is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

Under the terms of the collaboration and license agreement, APEL paid the Company an up-front fee of $69.2 million in March 2011, and the Company recognized a milestone payment of 40.0 million Euros in December 2011 as the result of APEL attaining EMA approval of DIFICLIR.  APEL paid the Company 50.0 million Euros in June 2012, which consisted of the 40.0 million Euro approval milestone payment and a 10.0 million Euro milestone payment for the first commercial launch of DIFICLIR in an APEL territory. The Company is eligible to receive additional contingent cash payments totaling up to 65.0 million Euros, upon the achievement by APEL of additional specified commercial milestones.

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

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Based on the Company’s analysis, it determined that all of the up-front payment was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011.

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

Par Pharmaceuticals, Inc.

In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, including Cubist, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, the Company is required to pay Par a 6.25% royalty on net revenues it receives related to fidaxomicin in connection with licensing of its right to market fidaxomicin in the rest of the world, such as the licenses the Company has granted to its partners in territories outside the United States and Canada.  The Company is obligated to pay each of these royalties, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. For the years ended December 31, 2012 and 2011, the Company expensed an aggregate of $5.0 million and $8.7 million, respectively, in royalties to Par.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient (“API”).  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, fidaxomicin API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and is entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  As of December 31, 2012, the Company had recovered approximately $0.9 million of the $1.5 million.  Unless both Biocon and the Company agree to extend the term of the supply agreement, it will terminate seven and one-half years from the date the Company obtained marketing authorization for DIFICID in the United States.  The supply agreement may be earlier terminated (i) by either party by giving two and one-half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party, (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API, or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.

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

The term of the agreement extends through December 31, 2016 and automatically will renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. Patheon and the Company may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations, (i) with respect to any fidaxomicin product if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product, or if the Company determine to discontinue development or commercialization of such product for safety or efficacy reasons, (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to us, (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters, (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

Cempra, Inc. (“Cempra”)

In March 2006, the Company entered into a collaborative research and development and license agreement with Cempra.  The Company granted to Cempra an exclusive worldwide license, except in the Association of Southeast Asian Nations, or ASEAN, with the right to sublicense the Company’s patent and know-how related to the Company’s macrolide and ketolide antibacterial program.  As partial consideration for granting Cempra the licenses, the Company obtained equity of Cempra representing an ownership of less than 20%.  The Company may receive milestone payments as product candidates are developed and/or co-developed by Cempra, in addition to milestone payments based on certain sublicense revenue.  The aggregate potential amount of such milestone payments is not capped and, based in part on the number of products developed under the agreement, may exceed $24.5 million. The milestone payments will be triggered upon the completion of certain clinical development milestones and, in certain instances, regulatory approval of products.  The Company also may receive royalty payments based on a percentage of net sales of licensed products.

Pursuant to the agreement, Cempra granted the Company an exclusive license whereby Cempra may receive milestone payments from the Company in the amount of $1.0 million for each of the first two products the Company develops which receive regulatory approval in ASEAN countries, as well as royalty payments on the net sales of such products.

Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of (i) the expiration of the last to expire patent rights of a covered product in the applicable country or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party also may terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

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

In February 2012, Cempra completed an initial public offering at which time the Company’s equity interest in Cempra was converted to 125,646 shares of common stock.  The Company considers its equity interest in Cempra as available-for-sale (see Note 2).

In June 2012, Cempra completed its first Phase 2 clinical trial of solithromycin (CEM101) in patients with community-acquired bacterial pneumonia, which triggered a $1.0 million milestone payment to the Company.  To date, the Company has received $1.5 million in payments from this collaboration.

Optimer Biotechnology, Inc.

In October 2009, the Company entered into certain transactions involving OBI, its then wholly-owned subsidiary, to provide funding for the development of two of its early-stage, non-core programs.  The transactions with OBI included an intellectual property assignment and license agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company assigned, and OBI assumed, its rights and obligations under related license agreements with Memorial Sloan-Kettering Cancer Center.  Under the intellectual property assignment and license agreement, the Company is eligible to receive up to $10 million in milestone payments related to the development of OPT-822/821 and is eligible to receive royalties on net sales of any product which is commercialized under the program.  The term of the intellectual property assignment and license agreement continues until the last to expire of certain patents assigned to and licensed by the Company to OBI.

In January 2012, OBI and the Company executed a letter of agreement which provided the Company the right of first refusal if OBI or one of its affiliates receives any offer to obtain an exclusive, royalty-bearing license (including the right to sublicense) under the OPT-822/821 patents and the OBI OPT-822/821 technology to develop, make, have made, use, sell, offer for sale, have sold and import OPT-822/821 products in the United States, Europe or other specified territories.  In the letter of agreement, as consideration for the grant of the right of first refusal, the Company waived certain of OBI’s obligations under the intellectual property assignment and license agreement. The letter of agreement expires 10 years from the effective date of the agreement.

In the fourth quarter of 2012, the Company sold its remaining equity interest in OBI (see Note 9) but retains its rights to receive milestone and royalty payments related to OPT-822/821 under the Intellectual Property Assignment and License Agreement.  The Company retains a right of first refusal to license commercial rights to OPT-822/821 in the United States, Europe or other specified territories.

Scripps Research Institute (“TSRI”)

In July 1999, the Company acquired exclusive, worldwide rights certain drug technology from TSRI.  The agreement with TSRI includes the license to the Company of patents, patent applications and copyrights related to the technology.  The Company also acquired, pursuant to three separate license agreements with TSRI, exclusive, worldwide rights to over 20 TSRI patents and patent applications related to other potential drug compounds and technologies, including HIV/FIV protease inhibitors, aminoglycoside antibiotics, polysialytransferase, selectin inhibitors, nucleic acid binders and carbohydrate mimetics.

Under the four agreements with TSRI, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of the Company’s common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment. In October 2009, the Company assigned to OBI one of the agreements with TSRI related to OPT-88 which, after further evaluation, OBI decided not to pursue. In February 2011, OBI and TSRI agreed to terminate the agreement and OBI returned the patents related to OPT-88. Under each of the three remaining agreements, the Company owes TSRI royalties based on net sales by the Company, the Company’s affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the three remaining agreements, the Company also will owe TSRI payments upon achievement of certain milestones.  In two of the three TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI, under the three remaining TSRI agreements, is approximately $11.1 million.  The Company is currently not developing any products covered by the TSRI agreements.

7.     Commitments and Contingencies

Leases

The Company’s facilities consist of approximately 45,000 square feet of laboratory and office space in San Diego, California, and 24,000 square feet of office space in Jersey City, New Jersey.  The lease for the San Diego facility expires in August 2022 subject to two, five-year renewal options.  The lease for the facility in Jersey City expires in July 2018, subject to one, five-year renewal option.

The Company recorded deferred rent of $938,520 and $151,141 at December 31, 2012 and 2011, respectively, in conjunction with these lease agreements.

At December 31, 2012, annual minimum rental payments due under the Company’s operating leases are as follows:

Years Ending December 31,
2013	$2,333,050
2014	2,558,345
2015	2,628,166
2016	2,684,290
2017 and thereafter	12,140,751
Total minimum lease payments	$22,344,602

Rent expense was $3.5 million, $1.6 million and $1.1 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Other Commitments

The Company had firm purchase order commitments for the acquisition of inventory from Biocon and Patheon as of December 31, 2012 and 2011 of $16.3 million and $1.0 million, respectively.

Pursuant to our co-promotion with Cubist, the Company is obligated to pay a quarterly fee of $3.8 million ($15.0 million per year) beginning in July 2011, the commencement of the commercial launch of DIFICID in the United States.  At December 31, 2012, $7.5 million of the fee remained to be paid.

Contingencies

In March 2012, the Company became aware of an attempted grant in September 2011 to Dr. Michael Chang of 1.5 million technical shares of OBI.  The Company engaged external counsel to assist it in an internal review and determined that the attempted grant may have violated certain applicable laws, including the Foreign Corrupt Practices Act (the “FCPA”).

In April 2012, the Company self-reported the results of its preliminary findings to the U.S. Securities and Exchange Commission (the “SEC”) and the U.S. Department of Justice (the “DOJ”), which included information about the attempted grant and certain related matters, including a potentially improper $300,000 payment in July 2011 to a research laboratory involving an individual associated with the OBI share grant.  At that time, the Company terminated the employment of its then-Chief Financial Officer and its then-Vice President, Clinical Development.  The Company also removed Dr. Michael Chang as the Chairman of its Board of Directors and requested that Dr. Michael Chang resign from the Board of Directors, which he has not.  The Company continued its investigation and its cooperation with the SEC and the DOJ.

As a result of the continuing internal investigation, in February 2013, the independent members of the Board of Directors determined that additional remedial action should be taken in light of prior compliance, record keeping and conflict-of-interest issues surrounding the potentially improper payment to the research laboratory and certain related matters.  On February 26, 2013, the Company’s then-President and Chief Executive Officer and its then-General Counsel and Chief Compliance Officer resigned at the request of the independent members of the Board of Directors.

In addition, over the past year, the Company has revised its compliance policies, strengthened its approval procedures and implemented training and internal audit procedures to make compliance and monitoring more comprehensive.

The Company continues to cooperate with the SEC and DOJ, including by responding to informal document and interview requests, conducting in-person meetings and updating these authorities on its findings with respect to the attempted OBI technical share grant, the potentially improper payment to the research laboratory and certain matters that may be related.  The Company is unable to predict the ultimate resolution of these matters, whether it will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues.  The Company also is unable to predict what potential penalties or other remedies, if any, the authorities may seek against it or any of its current or former employees, or what the collateral consequences may be of any such government actions.

8.     Stockholders’ Equity

Public Offerings

In March 2009, the Company received approximately $32.7 million in net proceeds from the sale of its securities in a registered direct offering to institutional investors. The Company sold 3,252,366 million shares and warrants to purchase up to an aggregate of 91,533 shares of its common stock.  The warrants were exercisable at an exercise price of $10.93 per share and were exercised in June 2011.

In March 2010, the Company completed the sale of 4,887,500 shares of its common stock in a public offering which included 637,500 shares sold pursuant to the full exercise of an overallotment option previously granted to the underwriter.  The net proceeds to the Company from the sale of shares in the offering were approximately $51.2 million.

In July 2010 and in April 2012, the Company issued 585,762 shares and 286,260 shares, respectively, of common stock to AFOS, LLC, valued at $5.2 million and $3.8 million, respectively, as consideration for the engagement of an affiliate of AFOS to provide research and development, sales, marketing and business development consulting services to the Company.

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

The 2012 Plan is a continuation of the 2006 Plan.  Upon its adoption, the maximum number of shares of the Company’s common stock issuable under the 2012 Plan was 11,289,455, which consisted of (a) 3,400,000 new shares and (b) the number of unallocated shares remaining available for grant of new awards under the 2006 Plan as of May 9, 2012, which include shares subject to outstanding stock awards granted under the 2006 Plan that (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or repurchased at the original issuance price or (iii) are re-acquired or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award other than a stock option or stock appreciation right.

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

Performance-based Stock Options and Performance-based Restricted Stock Units

In February 2012, the Compensation Committee granted to certain executives performance-based RSUs covering up to an aggregate of 250,000 shares of common stock, which vest over time beginning on the date the Company determines that a specified product revenue goal has been achieved. At December 31, 2012, the management had determined that the specified product revenue goal was not achieved.  As a result, these RSUs were cancelled.

On May 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of its Board of Directors.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based RSUs covering up to an aggregate of 120,000 shares of common stock, which vest over time beginning on the dates the Company achieves specified development and commercialization goals.  In February 2011, one of the performance criteria was met, and, in May 2011, another one of the performance criteria was met. As a result, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal vested in February 2012 and May 2012, respectively, and the remaining shares related to each goal will vest in 36 equal monthly installments thereafter.

Simultaneously with Mr. Lichtinger’s appointment, Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Michael Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Michael Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which vest over time beginning on the dates certain regulatory filings are accepted and approved. Dr. Michael Chang’s consulting agreement was terminated in April 2012 and, as a result, the unvested portion of the performance-based options was cancelled.  Prior to the termination of his consulting agreement, 248,437 options vested.  However, due to Dr. Michael Chang’s continuing role as a director, his other equity awards remain outstanding and continue to vest as per the vesting term of the awards.

The performance-based stock options, performance-based restricted stock units and stock grant were made under the 2006 Plan.

Following is a summary of stock option activity, including performance-based stock options:

	Options	Weighted- Average Price
Options outstanding as of December 31, 2009	2,466,751	$5.69
Granted	1,815,450	$11.88
Exercised	(552,253)	$2.12
Canceled/forfeited/expired	(140,322)	$11.39
Options outstanding as of December 31, 2010	3,589,626	$9.15
Granted	3,427,500	$12.26
Exercised	(347,803)	$5.35
Canceled/forfeited/expired	(486,823)	$10.87
Options outstanding as of December 31, 2011	6,182,500	$10.95
Granted	1,495,330	$13.70
Exercised	(616,519)	$8.19
Canceled/forfeited/expired	(766,737)	$12.36
Options outstanding as of December 31, 2012	6,294,574	$11.70

Stock Option Valuation

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and applicable interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options and restricted stock units during the years ended December 31, 2012, 2011 and 2010, using the Black-Scholes option pricing model:

Stock Options Including Performance-based Stock Options	2012	2011	2010
Risk-free interest rate	0.67-1.516%	1.84-3.46%	2.27-3.53%
Dividend yield	0.00%	0.00%	0.00%
Expected life of options (years)	5.02-6.08	5.27-9.49	5.02-10.00
Volatility	69.71-75.30%	69.13-73.63%	69.30-79.07%

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends for the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  Due to the Company’s limited history as a commercial entity, the Company used the historical volatility of comparable companies whose share prices are publicly available.

The aggregate intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $4.2 million, $2.5 million and $4.7 million, respectively.  The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $2.5 million and $2.5 million, respectively.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2012:

	December 31, 2012
	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.08 - $11.41	1,802,672	5.91	$8.66	1,373,862	$8.03
$11.42 - $12.34	2,068,173	6.31	$12.05	1,093,420	$12.01
$12.42 - $13.84	1,659,188	7.64	$13.23	292,544	$12.94
$13.90 - $15.46	764,541	8.69	$14.63	186,113	$14.46
$1.08 - $15.46	6,294,574	6.83	$11.70	2,945,939	$10.40

Of the options outstanding, options to purchase 2,945,939 shares were vested as of December 31, 2012, with a weighted average remaining contractual life of 5.46 years and a weighted average exercise price of $10.40 per share, while options to purchase 3,348,635 shares were unvested.

Based on these assumptions, the weighted average grant-date fair values of stock options granted during the years ended December 31, 2012, 2011 and 2010 were $13.70, $7.75 and $7.35 per share, respectively.

As of December 31, 2012, the total unrecognized compensation expense related to stock options was $22.5 million and the related weighted-average period over which it is expected to be recognized is 2.87 years.

During the year ended December 31, 2010, the Company granted the then-Chairman of Board, 65,000 fully-vested shares of common stock.

Following is a summary of RSUs activity, including performance-based RSUs:

	RSUs	Weighted- Average Price
RSUs outstanding as of December 31, 2009	—	$—
Granted	120,000	$12.34
Vested	—	$—
Canceled/forfeited	—	$—
RSUs outstanding as of December 31, 2010	120,000	$12.34
Granted	21,000	$11.89
Vested	—	$—
Canceled/forfeited	—	$—
RSUs outstanding as of December 31, 2011	141,000	$12.27
Granted	547,040	$13.54
Vested	(24,957)	$13.94
Canceled/forfeited	(290,800)	$13.60
RSUs outstanding as of December 31, 2012	372,283	$13.13

Employee Stock Purchase Plan

Concurrent with the Company’s initial public offering in February 2007, the Company’s board of directors adopted the employee stock purchase plan (“ESPP”) in December 2006, and the stockholders approved the plan in January 2007.  A total of 200,000 shares of the Company’s common stock were initially made available for sale under the plan.  In addition, the employee stock purchase plan provides for annual increases in the number of shares available for issuance under the purchase plan on the first day of each fiscal year, beginning with the Company’s 2008 fiscal year, equal to the lesser of (i) 3% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, (ii) 300,000 shares or (iii) such other amount as may be determined by the Company’s board of directors. Pursuant to this provision, 300,000 additional shares of the Company’s common stock were reserved for issuance under the ESPP on January 1, 2008. The Company’s board of directors determined to reserve 300,000 shares as of January 1, 2012 and zero additional shares under the ESPP as of January 1, 2011 and 2010.

As of December 31, 2012, there were 173,844 shares of common stock issued and 390,194 shares remained available for issuance under the ESPP.

The following table shows the assumptions used to compute stock-based compensation expense for the stock purchased under the ESPP during the year ended December 31, 2012, 2011 and 2010 using the Black-Scholes option pricing model:

Employee Stock	2012	2011	2010
Risk-free interest rate	0.09%-0.15%	0.06%-0.18%	0.17-0.20%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	0.5	0.5	0.5
Volatility	37.16%-43.56%	40.01%-73.53%	34.08-40.82%

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense related to the ESPP of $452,588, $320,485 and $119,281, respectively.

Total stock-based compensation expense, related to all of Optimer’s stock options, restricted stock units and stock awards issued to employees and consultants and employee stock purchases, recognized for the years ended December 31, 2012, 2011 and 2010 was comprised as follows:

	2012	2011	2010
Research and development	$4,011,962	$3,176,997	$1,596,515
Selling, general and administrative	8,678,876	8,407,951	4,622,332
Total stock-based compensation expense	$12,690,838	$11,584,948	$6,218,847

Optimer Biotechnology, Inc.

Stock Options

Until February 7, 2012, the Company consolidated OBI into its results of operations and recoded stock based compensation related to options granted by OBI. The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in Optimer’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Research and development	$8,465	$60,463	$43,450
Selling, general and administrative	9,181	140,963	113,387
Stock-based compensation expense	$17,646	$201,426	$156,837

9.     Investment in OBI

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

As a result of its evaluation, the Company determined that OBI was not a VIE and that Optimer no longer had voting control or other forms of control over the operations and decision making of OBI. As a result of this evaluation, the Company de-consolidated OBI as of February 7, 2012 and de-recognized the OBI assets, liabilities and non-controlling interest from its financial statements and no longer consolidated its results of operations. Management applied de-consolidation accounting guidance, which included analyzing Optimer’s investment in OBI at February 7, 2012 to determine the fair value on the date of de-consolidation and the related gain or loss upon de-consolidation. Based on available evidence, management determined that the fair value of Optimer’s investment in OBI at February 7, 2012 was $29.7 million.  This fair value was based primarily on OBI’s financing transaction in February 2012 in which shares of common stock were sold at approximately $0.51 per share (based on then-current exchange rates).  As a significant portion of the additional investment in OBI was made by outside investors in an arms-length transaction and the common shares have the same rights and preferences as the shares held by Optimer, management determined that this price per share approximated fair market value as of February 7, 2012. The gain attributed to the de-consolidation of OBI was $23.8 million. During a portion of 2012, Optimer provided consulting, purchasing and other services to OBI and billed OBI in the amount of approximately $89,000 for such services. As of December 31, 2012, the Company is no longer providing consulting, purchasing, or other services to OBI.

As of the date of de-consolidation, and prior to the sale of its equity interest in OBI, the Company accounted for its investment in OBI under the equity method.  The investment was adjusted for Optimer’s share in the equity in net loss and cash contributions and distributions for the appropriate periods.  In addition, the Company recorded adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets.  Based on a preliminary valuation, the fair value in excess of book value was attributed to in-process research and development related to a License and Collaboration Agreement for fidaxomicin and an Intellectual Property Assignment and License Agreement related to OBI’s OPT-822/821 program (see Note 6).  For the period post de-consolidation, the Company’s equity method investment in OBI had been reduced by $1.8 million to reflect its share in OBI losses during that period. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets was evaluated for impairment at each reporting period.

In May 2012, the Company purchased, at cost, 924,000 shares in OBI from the Company’s President and Chief Executive Officer for approximately $0.5 million, resulting in an increase in the fair value of the Company’s investment in OBI.

During the fourth quarter of 2012, the Company sold all of its equity interest in OBI for $60.0 million in gross proceeds.  The gain attributed to the sale of OBI stock was $31.5 million.

10.  Income Taxes

During the year ended December 31, 2012, the Company completed a Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards and determined that the entire amount of federal and state NOL and credit carryovers is available for utilization, subject to an annual limitation.  Any carryforwards that will expire, prior to utilization and as a result of future limitations, will be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

At December 31, 2012, the Company had federal, state and foreign tax net operating loss carryforwards of approximately $184.0 million, $195.1 million and $7.3 million, respectively.  If not utilized, the net operating carryforwards will begin expiring in 2020 for federal purposes and in 2015 for state purposes.  The foreign loss carryforwards will begin expiring in 2019.  In addition, the Company has federal and California research tax credit carryforwards of approximately $7.0 million and $4.7 million, respectively. The federal research and development credits carryforwards will begin to expire in 2020 unless previously utilized.  The California research and development credit carryforwards do not expire.  Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income.  Any such annual limitations may significantly reduce out utilization of the net operating losses and credits before they expire.

The Company has $3.7 million of net operating loss carryforwards related to excess stock option deductions which will result in an increase to additional paid-in-capital and a decrease in income taxes payable when the tax loss carryforwards are utilized.

The components of the income (loss) before provision for income taxes are as follows:

	2012	2011	2010
United States	$(29,720,000)	$12,666,000	$(44,309,000)
Foreign	(6,872,000)	(4,795,000)	(3,000,000)
	$(36,592,000)	$7,871,000	$(47,309,000)

Intraperiod tax allocation rules require the Company to allocate its provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings. The Company then records a related tax benefit in continuing operations. During 2012, the Company recorded unrealized gains on our investments in available-for-sale securities in other comprehensive income net of taxes.  As a result, the Company recorded a $281,000 tax benefit in continuing operations and a $281,000 tax expense in other comprehensive income for the year ended December 31, 2012.

The provision for income taxes from continuing operations consists of the following:

	2012	2011	2010
Current:
Federal	$867,000	$—	$—
State	24,000	20,000	—
Foreign	—	—	—
Subtotal	891,000	20,000	—
Deferred:
Federal	(1,140,000)	—	—
State	(32,000)	—	—
Subtotal	(1,172,000)	—	—
Total	$(281,000)	$20,000	$—

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are listed below. A valuation allowance of $101.9 million and $88.5 million at December 31, 2012 and 2011, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31, of the respective years:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$74,575,000	$65,478,000
Tax credits	10,133,000	9,559,000
Capitalized license, net	4,161,000	4,728,000
Stock based compensation	9,441,000	6,441,000
Other, net	4,715,000	2,251,000
Total deferred tax assets	103,025,000	88,457,000
Valuation allowance for deferred tax assets	(101,853,000)	(88,457,000)
Net deferred tax assets.	1,172,000	—
Unrealized gain on investments	(281,000)	—
	$891,000	$—

Income taxes computed by applying the U.S. Federal statutory rates to income from continuing operations before income taxes are reconciled to the provision for income taxes set forth in the statement of earnings as follows:

	2012	2011	2010
Tax expense (benefit) at statutory federal rate	$(12,441,000)	$2,676,000	$(16,085,000)
State tax expense (benefit), net of federal	(650,000)	53,000	(2,758,000)
Sales and deconsolidation of OBI	(1,819,000)	—	—
Foreign subsidiary transactions	462,000	161,000	77,000
Generation of research and development credits	(548,000)	(2,047,000)	(1,273,000)
Stock compensation expense	604,000	317,000	(14,000)
Meals and entertainment	639,000	223,000	—
Non-deductible legal expenses	289,000	—	—
Non-deductible R&D expenses claimed as credits	11,000	505,000	356,000
Change in state effective rate	516,000	1,068,000	—
Other	(739,000)	(402,000)	92,000
Change in valuation allowance	13,395,000	(2,534,000)	19,605,000
	$(281,000)	$20,000	$—

Due to operating losses since inception, a valuation allowance has been recognized to offset net deferred tax assets as realization of such deferred tax assets in not more likely than not.  During fiscal 2012 and 2011, the valuation allowance on deferred tax assets increased by $13.4 million and decreased by $2.5 million, respectively.

Under the accounting guidance related to uncertain tax positions, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits as of the date the Company adopted this guidance. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits and did not have any unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The adoption of the guidance did not impact the Company’s financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statement of comprehensive income (loss) for the year ended December 31, 2012.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company’s tax years for 2000 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

The following table summarizes the changes to unrecognized tax benefits for the years ended December 31, 2012 and 2011:

Unrecognized tax benefits at January 1, 2011	$—
Increase (decrease) current year positions	—
Increase (decrease) prior year positions	—
Unrecognized tax benefits at December 31, 2011	—
Increase (decrease) current year positions	385,000
Increase (decrease) prior year positions	1,502,000
Unrecognized tax benefits at December 31, 2012	1,887,000

As of December 31, 2012, the Company had $1,887,000 of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate. In the next twelve months, the Company does not expect a significant change in its unrecognized tax benefits.

The future utilization of the Company’s research and development credit carry forwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future.  The Tax Reform Act of 1986 (the “Act”) limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act.

The American Taxpayer Relief Act of 2012, which reinstated the United States Federal Research and Development Tax Credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013.  Therefore, the expected tax benefit resulting from such reinstatement for 2012 will not be reflected in the Company’s estimated annual effective tax rate until 2013.

11.  Employee Benefit Plans

Effective January 1, 2000, the Company established a 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation per year (subject to a maximum limit prescribed by federal tax law).  Starting in 2012, the Company elected to match $0.25 of every dollar on the first 4% of the employee’s salary that is contributed to the plan. The Company did not elect to make any contributions to the 401(k) plan in 2011 and 2010.

12.   Geographic Information

Revenues

Information regarding the Company’s revenues by geographic area since it began sales in 2011 is as follows:

	December 31,
	2012	2011
	(in thousands)
United States	$61,991	$21,511
Ex - United States	39,538	122,749
	$101,529	$144,260

Does not include grant revenues.

Long-lived Assets

Information regarding the Company’s long-lived assets by geographic area is as follows:

	As of December 31,
	2012	2011	2010
	(in thousands)
United States	$4,237	$2,358	$590
Canada	52	—	—
Taiwan	—	233	108
Total	$4,289	$2,591	$698

13.       Quarterly Financial Data (Unaudited)

Selected quarterly consolidated financial data are shown below (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012 Quarters
Total revenue	$14,383	$49,757	$17,876	$19,515
Cost of product sales	1,217 (1)	1,484 (1)	1,421	1,364
Cost of contract revenue	1,068 (1)	2,530 (1)	1,213	1,652
Operating expenses	48,956	49,429	44,147	49,836
Income (loss) from operations	(34,573)	328	(26,272)	(30,320)
Gain on de-consolidation of OBI	23,782	—	—	—
Gain on sale of OBI shares	—	—	—	31,501
Loss related to equity method investment	(486)	(669)	(694)	—
Consolidated net income (loss)	(11,201)	(296)	(26,771)	1,001
Net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(10,920)	$(296)	$(26,771)	$1,001
Basic net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.23)	$(0.01)	$(0.56)	$0.02
Diluted net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$(0.23)	$(0.01)	$(0.56)	$0.02

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarters
Total revenue	$69,277	$33	$11,052	$64,616
Operating expenses	24,458	25,051	37,966	51,864
Income (loss) from operations	44,819	(25,018)	(26,914)	12,752
Consolidated net income (loss)	44,842	(24,922)	(26,806)	12,815
Net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$45,133	$(24,239)	$(26,427)	$13,354
Basic net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$1.06	$(0.52)	$(0.57)	$0.29
Diluted net income (loss) attributable to Optimer Pharmaceuticals, Inc. common stockholders	$1.04	$(0.52)	$(0.57)	$0.28

(1)         Amount adjusted to reclassify cost of contracts from cost of product sales.

14.       Subsequent Event

On February 26, 2013, the Board of Directors appointed Henry A. McKinnell, Ph.D., the Chairman of the Company’s Board of Directors, as its Chief Executive Officer. Dr. McKinnell replaced Pedro Lichtinger, who served as the Company’s President and Chief Executive Officer beginning in May 2010. The Board of Directors also appointed Meredith Schaum to replace Kurt Hartman as the Company’s General Counsel and Chief Compliance Officer. The independent members of the Board of Directors recommended to the Board of Directors that the foregoing management changes were appropriate following their review of prior compliance, record keeping and conflict-of interest issues observed during the review, including issues arising from the conduct of its personnel who were the subject of the changes in management and leadership announced in April 2012. The previously disclosed investigations of these issues by the relevant U.S. authorities are ongoing and the Company is continuing to cooperate with those authorities.

In connection with Mr. Lichtinger’s resignation, the Company expects to enter into a separation agreement, pursuant to which Mr. Lichtinger will receive the following benefits: (i) an amount equal to 24 months of his base salary and a cash bonus based on 20l2 performance, in each case less applicable tax withholdings; (ii) 24 months of continued group health benefits; and (iii) acceleration of 30,500 unvested restricted stock units and 230,292 unvested stock options with a weighted average exercise price of $12.53.

In connection with Mr. Hartman’s resignation, the Company entered into a separation agreement with Mr. Hartman, executed on March 2, 2013, pursuant to which Mr. Hartman will receive the following benefits: (i) an amount equal to 15 months of his base salary and a cash bonus based on 20l2 performance, in each case, less applicable tax withholdings; (ii) 15 months of continued group health benefits; and (iii) acceleration of 1,167 unvested restricted stock units and 37,l09 unvested stock options with a weighted average exercise price of $10.18.

On February 27, 2013, the Company’s Board of Directors announced that it had commenced a process to explore a full range of strategic alternatives, including a possible sale of the Company. In connection with this process, the Company have engaged J.P. Morgan and Centerview Partners as its financial advisers. In conjunction with this process, the Company’s Board of Directors adopted a stockholder rights plan to protect its stockholders while the strategic review is being conducted.