Form 10-Q
period 2013-03-31
OPTIMER PHARMACEUTICALS INC
filed 2013-05-10
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 6, 2013 was 48,720,800 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,964,542	$119,444,586
Short-term investments	5,385,109	4,556,329
Trade accounts receivable, net	7,062,761	7,119,089
Accounts receivable, other	3,939,220	2,391,071
Inventory, net	22,142,846	15,061,771
Prepaid expenses and other current assets	2,943,388	3,442,717
Total current assets	129,437,866	152,015,563
Property, equipment and other, net	4,027,355	4,338,720
Long-term investments	—	820,000
Deferred tax assets, non-current	890,843	890,843
Other assets	1,070,388	1,362,196
Total assets	$135,426,452	$159,427,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,728,709	$7,166,127
Accrued expenses	24,473,695	19,165,362
Deferred revenue	128,229	456,250
Total current liabilities	28,330,633	26,787,739
Deferred rent	1,110,743	938,520
Income taxes payable, non-current	890,843	890,843
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 48,024,010 shares and 47,791,531 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	48,024	47,792
Additional paid-in capital	387,945,979	382,277,671
Accumulated other comprehensive income	411,342	464,170
Accumulated deficit	(283,311,112)	(251,979,413)
Total stockholders’ equity	105,094,233	130,810,220
Total liabilities and stockholders’ equity	$135,426,452	$159,427,322

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenues:
Product sales, net	$16,813,536	$14,380,541
Contract revenue	2,621,958	—
Other	—	2,106
Total revenues	19,435,494	14,382,647
Cost and expenses:
Cost of product sales	1,634,454	1,216,524
Cost of contract revenue	1,656,046	1,067,736
Research and development	9,886,185	11,067,967
Selling, general and administrative	33,999,733	25,522,282
Co-promotion expenses with Cubist	3,750,000	10,081,583
Total operating expenses	50,926,418	48,956,092
Loss from operations	(31,490,924)	(34,573,445)
Gain on de-consolidation of OBI	—	23,782,229
Equity in net loss of OBI	—	(485,969)
Interest income and other, net	159,225	76,387
Consolidated net loss	$(31,331,699)	$(11,200,798)
Net loss attributable to non-controlling interest	—	280,344
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(31,331,699)	$(10,920,454)
Net loss per share - basic and diluted	$(0.65)	$(0.23)
Weighted average number of shares used to compute net loss per share - basic and diluted	47,884,210	46,722,617

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Consolidated net loss	$(31,331,699)	$(11,200,798)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(81,094)	20,708
Unrealized gains on securities:
Holding gains during period	28,266	992,686
Reclassification adjustment for net gains included in net income	—	—
Net unrealized gain on securities	28,266	992,686
Total other comprehensive income (loss)	(52,828)	1,013,394
Total comprehensive loss	$(31,384,527)	$(10,187,404)

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net loss	$(31,331,699)	$(11,200,798)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	257,610	173,477
Stock-based compensation	4,319,613	3,105,344
Issuance of common stock for consulting services and other	10,841	—
Deferred rent	172,493	(2,895)
Gain on de-consolidation of OBI	—	(23,782,229)
Equity in net loss of OBI	—	485,969
Gain on disposal of assets	(13,516)	—
Tax provision	(15,375)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	56,328	1,215,527
Accounts receivable, other	(1,548,149)	(1,419,904)
Inventory	(7,081,075)	(1,921,946)
Prepaid expenses and other current assets	499,329	(1,489,211)
Other assets	291,808	(102,122)
Accounts payable and accrued expenses	1,870,915	7,193,323
Deferred revenues	(328,021)	—
Net cash used by operating activities	(32,838,898)	(27,745,465)

Investing activities:
Sales or maturities of short-term investments	34,861	20,707,127
Purchases of property and equipment	(38,834)	(1,228,979)
Proceeds from sale or refund on fixed assets	106,105	—
Reduction of cash due to de-consolidation of OBI	—	(4,010,680)
Purchase of OBI shares	—	2,027,109
Net cash provided by investing activities	102,132	17,494,577

Financing activities:
Proceeds from sale of common stock	1,338,086	289,030
Net cash provided by financing activities	1,338,086	289,030
Effect of exchange rate changes on cash and cash equivalents	(81,364)	406,746
Net decrease in cash and cash equivalents	(31,480,044)	(9,555,112)
Cash and cash equivalents at beginning of period	119,444,586	31,787,512
Cash and cash equivalents at end of period	$87,964,542	$22,232,400

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) is a global biopharmaceutical company focused on commercializing innovative hospital specialty products. The Company currently markets one product in the United States and Canada, DIFICID® (fidaxomicin) tablets.  DIFICID is a macrolide antibacterial drug that is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) in adults.  CDAD is the most common symptom of Clostridium difficile infection (“CDI”). DIFICID is approved in Canada for the treatment of CDI and is commercialized by Optimer.  Fidaxomicin also is approved in Europe for the treatment of CDI, where it is marketed by a licensee as DIFICLIR™, and in Australia, where it is marketed by a licensee as DIFICID.  Optimer is pursuing commercialization in other territories through collaboration partners and is moving forward with life-cycle management initiatives for fidaxomicin.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013.

The accompanying condensed consolidated financial statements have been prepared, assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Based on the Company’s current forecast, it believes that its existing cash and cash equivalents of $93.3 million will be sufficient to fund its cash requirements through March 31, 2014.   If the Company is not able to achieve its planned revenue, or incurs costs in excess of its forecast, it may be required to substantially reduce discretionary spending or raise additional capital. If the Company is forced to seek additional financing, which may include additional equity financing or funding through other third party agreements, there can be no assurances that additional financing will be available on favorable terms or otherwise. Furthermore, any equity financing may result in dilution to existing stockholders.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries.  Prior to February 7, 2012, OBI Pharma, Inc., formerly known as Optimer Biotechnology Inc. (“OBI”), was consolidated for financial reporting purposes.  All intercompany balances and transactions have been eliminated in consolidation. During the three months ended March 31, 2012, the Company reduced its ownership interest in OBI from a majority interest to a 43% interest.  As a result, the Company de-consolidated OBI as of February 7, 2012 and derecognized the OBI assets, liabilities and non-controlling interest from its financial statements. Management applied de-consolidation accounting guidance, which included analyzing the Company’s investment in OBI at February 7, 2012, to determine the fair value on the date of de-consolidation and the related gain or loss upon de-consolidation.  The Company subsequently sold its remaining interest in OBI in October 2012 (see Note 7).

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Investments with maturities of less than 90 days, at the date of purchase, are considered to be cash equivalents.  All of the Company’s investments at March 31, 2013 are classified as short-term investments, which are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported within other comprehensive income/(loss).  Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method. At March 31, 2013, cash, cash equivalents and short-term investments totaled approximately $93.3 million.

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated prompt-payment discounts, service fee arrangements and any allowance for doubtful accounts. Reserves for other sales-related allowances, such as rebates, distribution and other fees, and product returns, are included in accrued expenses in the Company’s consolidated balance sheets. The allowance for prompt-payment discounts and service fees was $1.8 million and $1.9 million at March 31, 2013 and December 31, 2012, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Net inventory consisted of the following, as of the dates indicated:

	March 31,	December 31,
	2013	2012
Raw materials	$16,951,610	$9,072,123
Work in process	—	3,552,169
Finished goods	5,191,236	2,923,541
	$22,142,846	$15,547,833
Reserves	—	(486,062)
	$22,142,846	15,061,771

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

Product Sales Allowances.  The Company establishes reserves for prompt-payment discounts, fee-for-service arrangements, government and commercial rebates, product returns and other applicable allowances, such as the Company’s hospital discount.  Allowances relate to prompt-payment discounts and fee-for-service arrangement with the Company’s contracted wholesalers and direct purchase discounts, and are recorded at the time of sale, resulting in a reduction in product sales.  Accruals related to government and commercial rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales and an increase in accrued expenses.

Prompt-payment Discounts.   The Company offers a prompt-payment discount to its customers.  Since the Company expects its customers will take advantage of this discount, the Company accrues 100% of the prompt-payment discount that is based on the gross amount of each invoice, at the time of sale.

Government and Commercial Rebates and Chargebacks.   The Company estimates commercial rebates as well as government-mandated rebates and discounts relating to federal and state programs such as Medicaid, the Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  The Company estimates the amount of these rebates and chargebacks based on historical trends for DIFICID.  These allowances are adjusted periodically based on actual experience.

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

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product sales.  The Company estimates product returns based upon the sales pattern of DIFICID, management’s experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the three months ended March 31, 2013 and 2012, the provisions for product sales allowances reduced gross product sales as follows:

	Three Months Ended March 31,
	2013	2012
Total gross product sales	$21,729,014	$16,447,200

Returns reserve and allowances	(323,401)	(246,708)
Government and commercial rebates and chargebacks	(2,988,698)	(559,291)
Prompt-pay discounts and fees	(1,603,379)	(1,260,660)
Product sales allowance	$(4,915,478)	$(2,066,659)
Total product sales, net	$16,813,536	$14,380,541

Total product sales allowances as a percent of gross product sales	22.6%	12.6%

An analysis of the amount of, and change in, product sales reserves for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2013	$1,475,124	$1,642,849	$1,888,523	$5,006,496
Provisions related to sales	323,401	2,988,698	1,603,379	4,915,478
Returns and payments	(139,724)	(2,630,641)	(1,669,944)	(4,440,309)
Balance at March 31, 2013	$1,658,801	$2,000,906	$1,821,958	$5,481,665

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

Accounting Standard Codification (ASC) Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event: (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance; (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (iii) that would result in additional payments being due to the Company.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.  In connection with certain research collaboration agreements, revenues are recognized from non-refundable, up-front fees that the Company does not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  The Company reviews the need for a valuation allowance each interim period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire.  The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which it operates and the periods over which its deferred tax assets may be realized.  Changes in the Company’s valuation allowance could result in material increases or decreases in our income tax expense in the period such changes occur, which could have a material impact on its operating results.

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share, attributable to common stockholders, is calculated by dividing net income (loss), attributable to common stockholders, by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share, attributable to common stockholders, is computed by dividing net income (loss), attributable to common stockholders, by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share attributable to common stockholders when their effect is dilutive.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation.  Specifically, it has adjusted amounts to reclassify cost of contracts from cost of product sales in the three months ended March 31, 2012.  This reclassification has no impact on the net loss from operations or stockholders’ equity as previously reported.

As per the requirement of the Accounting Standards Update 2013-02, the Company has determined that there is no significant reclassification out of accumulated other comprehensive income to net income during the three months ended March 31, 2013.

Segment Reporting

The Company’s management has determined that it operates in one business segment which is the development and commercialization of pharmaceutical products.

3.     Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value at March 31, 2013:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$82,904,682	$—	$—	$82,904,682
Marketable security	—	3,716,999	—	3,716,999
Investment in Cempra	848,110	—	—	848,110
Auction rate preferred security	—	—	820,000	820,000
	$83,752,792	$3,716,999	$820,000	$88,289,791

Level 1:  Quoted prices in active markets for identical assets and liabilities

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:  Unobservable inputs

Marketable Securities.  With the exception of an auction rate security, the Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable. At March 31, 2013, the Company’s marketable security consisted solely of a government agency security.  The fair value of government agency securities generally is determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes.  This security is in Level 2.

Investment in Cempra.  Equity securities that have readily determinable fair values, not classified as trading securities or as held-to-maturity securities, are classified as available-for-sale securities.  Any unrealized gains and losses are reported in other comprehensive income (loss) until realized.  In February 2012, Cempra became a publicly-traded company and, as such, the Company assigned a value to the shares it received in March 2006 (see Note 7) and recorded the entire amount as an unrealized gain.  The Company considers the equity it owns in Cempra as available-for-sale. The fair value of the Company’s investment in Cempra is based on the quoted market price on the reporting date.  Cempra’s stock is publicly traded and is in Level 1.

Auction Rate Preferred Security (“ARPS”).  The fair value of the Company’s auction rate preferred security is estimated using third-party pricing information or a discounted cash flow model that incorporates transaction details such as contractual terms, maturity and timing and amount of cash flows and the expected holding period of the ARPS.  The ARPS does not have observable inputs and is included in Level 3.

On March 8, 2013, we received notice that the Boulder Total Return Fund is redeeming the ARPS on April 10, 2013.  The Company’s ARPS was reclassified from long-term investments to short-term investments as of March 31, 2013.

In April 2013, we redeemed the ARPS for $1 million. We will recognize a gain of $180,000 in the second quarter of 2013.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Auction Rate Preferred Security
Beginning balance at January 1, 2013	$820,000
Total gains and losses:
Realized net income	—
Unrealized gain included in accumulated other comprehensive income	—
Purchases, sales, issuances and settlements	—
Transfers in (out) of Level 3	—
Ending balance at March 31, 2013	$820,000

Change in unrealized gains (losses) included in net loss related to assets still held	$—

4.    Investment Securities

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, pricing vendors or quotes from brokers/dealers as of the dates presented.

	March 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency security	$3,715,336	$1,663	$—	$3,716,999
Investment in Cempra	—	848,110	—	848,110
	$3,715,336	$849,773	$—	$4,565,109

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency security	$3,750,198	$1,997	$—	$3,752,195
Investment in Cempra	—	804,134	—	804,134
	$3,750,198	$806,131	$—	4,556,329

The government agency security did not have an unrealized loss position at March 31, 2013.

In February 2012, Cempra completed its initial public offering and the Company determined that its equity in Cempra had readily determinable value and recorded the fair value in the Company’s books. Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,715,336	$3,716,999

The weighted-average maturity of the Company’s short-term investments at March 31, 2013 and 2012 was approximately six months and four months, respectively.

5.              Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss - basic and diluted	$(31,331,699)	$(10,920,454)
Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	47,884,210	46,722,617
Net loss per share - basic and diluted	$(0.65)	$(0.23)

Potentially dilutive shares of common stock equivalents, totaling 5.1 million and 4.4 million, for the three months ended March 31, 2013 and 2012, respectively, were not included in the diluted net income per share calculations because they would have been anti-dilutive.

6.              Stock Based Compensation

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

The 2012 Plan is a continuation of the 2006 Plan.  Upon its adoption, the maximum number of shares of the Company’s common stock issuable under the 2012 Plan was 11,289,455, which consisted of: (a) 3,400,000 new shares; and (b) the number of unallocated shares remaining available for grant of new awards under the 2006 Plan as of May 9, 2012, which include shares subject to outstanding stock awards granted under the 2006 Plan that: (i) expire or terminate for any reason prior to exercise or settlement; (ii) are forfeited because of the failure to meet a contingency or condition required to vest such shares or repurchased at the original issuance price; or (iii) are re-acquired or withheld (or not issued) to satisfy a tax withholding obligation in connection with an award other than a stock option or stock appreciation right.

Options granted under the 1998 Plan, the 2006 Plan and the 2012 Plan generally expire 10 years from the date of grant (five years for a 10% or greater stockholder) and vest over a period of four years.  The exercise price of options granted must at least be equal to the fair market value of the Company’s common stock on the date of grant.

Restricted Stock Units

From time to time the Company grants restricted stock units (“RSUs”) to its board members, executives and other employees. RSUs are valued based on the fair market value of the Company’s stock on the date of grant.

Performance-based Stock Options and Performance-based Restricted Stock Units

In February 2013, the Compensation Committee granted to certain executives performance-based RSUs covering up to an aggregate of 170,000 shares of common stock, which vest over time beginning on the date the Company determines that a specified product revenue goal has been achieved.

On May 2010, the Company’s Board of Directors appointed Pedro Lichtinger as its President and CEO and as a member of its Board of Directors.  Pursuant to Mr. Lichtinger’s offer letter, he received performance-based stock options to purchase up to an aggregate of 480,000 shares of common stock and performance-based RSUs covering up to an aggregate of 120,000 shares of common stock, which vested over time beginning on the dates the Company achieved specified development and commercialization goals.  In February 2011, one of the performance criteria was met and, in May 2011, another one of the performance criteria was met. As a result, 1/4th of the performance-based stock options and performance-based restricted stock units related to each goal vested in February 2012 and May 2012, respectively. In February 2013, Mr. Lichtinger resigned as President and CEO and as a member of the Company’s Board of Directors.  As a result, the performance-based options and performance-based restricted stock units which goals had not been achieved at the time of Mr. Lichtinger’s resignation were cancelled.

Simultaneously with Mr. Lichtinger’s appointment as President and CEO in 2010, Dr. Michael Chang resigned as the Company’s President and CEO.  The Company entered into a consulting agreement with Dr. Michael Chang to provide general consulting services. Pursuant to his consulting agreement and as part of his compensation, Dr. Michael Chang received performance-based stock options to purchase up to an aggregate of 400,000 shares of common stock which were to vest over time beginning on the dates certain regulatory filings were accepted and approved. Dr. Michael Chang’s consulting agreement was terminated in April 2012 and, as a result, the unvested portion of the performance-based options was cancelled.  Prior to the termination of his consulting agreement, 248,437 options had vested.  However, due to Dr. Michael Chang’s continuing role as a director, his other equity awards remain outstanding and continue to vest as per the vesting term of the awards.

Employee Stock Purchase Plan

Optimer issues stock awards under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Stock Option Valuation

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and applicable interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following table shows the assumptions used to compute stock-based compensation expense for the stock options and restricted stock units during the three months ended March 31, 2013 and 2012, using the Black-Scholes option pricing model:

	Three Months ended March 31,
Stock Options Including Performance-based Stock Options	2013	2012
Risk-free interest rate	0.97%	1.52-2.17%
Dividend yield	0.00%	0.00%
Expected life of options (years)	6.08	6.08-8.33
Volatility	61.27%	69.71-70.26%

	Three Months ended March 31,
ESPP	2013	2012
Risk-free interest rate	0.13%	0.09%
Dividend yield	0.00%	0.00%
Expected life of options (years)	0.5	0.5
Volatility	47.24%	42.61%

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  The assumed dividend yield was based on the Company’s expectation of not paying dividends for the foreseeable future.  The weighted-average expected life of options was calculated using the simplified method.  The Company used its historical volatility.

Total stock-based compensation expense related to all of the Company’s stock options, RSUs and other stock awards issued to employees and consultants, and employee stock purchases, recognized for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months ended March 31,
	2013	2012
Research and development	$681,552	$964,783
Selling, general and administrative	3,648,902	2,122,915
Stock-based compensation expense	$4,330,454	$3,087,698

At March 31, 2013, the total unrecognized compensation expense related to unvested stock options and restricted stock units issued to employees was approximately $23.6 million and the related weighted-average period over which such expense is expected to be recognized is approximately 2.8 years.

Optimer Biotechnology, Inc.

Stock Options

Until February 7, 2012, the Company consolidated OBI into its results of operations and recoded stock based compensation related to options granted by OBI. The following table summarizes the stock-based compensation expense for OBI included in each operating expense line item in the Company’s consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013	2012
Research and development	$—	$8,465
Selling, general and administrative	—	9,181
Stock-based compensation expense	$—	$17,646

7.     Third-party Agreements

AstraZeneca UK Limited (“AstraZeneca”)

In November 2012, the Company entered an exclusive distribution and license agreement with AstraZeneca to commercialize fidaxomicin tablets for the treatment of Clostridium difficile infection in Latin America, including Brazil, Central America, Mexico and the Caribbean.  Under the terms of the license agreement, the Company will provide to AstraZeneca the completed preclinical and clinical data, regulatory information and documents, testing information, protocols and any know-how relating to fidaxomicin.  In addition to the transfer of know-how, the Company will provide drug product for purposes of conducting validation testing in connection with seeking regulatory approval in the covered territories for commercial use of the product.  AstraZeneca will be performing, at its own expense, the work required to obtain regulatory approval and commercialization in the covered territories. Under the terms of the agreement, the Company received a $1.0 million up-front payment.

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

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements.  Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting and determined the appropriate method of revenue recognition for each element.  The Company identified the two units of accounting as the license and the related know-how and the supply of drug product for validation testing.  As of December 31, 2012, the Company recognized $0.7 million of the $1.0 million up-front payment, as the Company determined that revenue was earned upon the delivery of license rights and related know-how.  The remaining $0.3 million was recognized during the three months ended March 31, 2013, upon delivery of the batches manufactured for validation testing. The Company has determined that the achievement of the performance conditions associated with the contingent payments is based solely on the performance of AstraZeneca and that the payments do not meet the criteria for a milestone under the revised authoritative guidance for contingent milestones. The Company will recognize the revenue for the contingent payments when the performance condition is achieved.

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

In April 2013, STA received from the Therapeutic Goods Administration, the Australian regulatory body for therapeutic goods such as medicine, marketing approval of DIFICID tablets for the treatment of confirmed Clostridium difficile infection (CDI) in adults.  DIFICID will be available in Australia starting in May 2013.

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

Under the terms of the collaboration and license agreement, Astellas Japan paid the Company an up-front fee of $20.0 million in April 2012. The Company also is eligible to receive additional contingent cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, the Company will be entitled to receive high-single-digit royalties on net sales of fidaxomicin products in Japan above an agreed threshold, which royalties are subject to reduction in certain limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.  Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin products in Japan minus a discount that is based on a high-double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

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

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements.  Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset or another performance obligation.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. During the three months ended June 30, 2012, the Company recognized $19.9 million of the $20.0 million up-front payment, as the Company determined that revenue was earned upon the delivery of license rights and related know-how.  The remaining $0.1 million is being amortized over the term of the agreement and relates to the Company’s obligation to Astellas Japan to provide support in regulatory inquires and additional data as they are generated through the Company’s U.S. operations.

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

Astellas Pharma Europe Ltd. (“APEL”)

In February 2011, the Company entered into a collaboration and license agreement with APEL pursuant to which the Company granted to APEL an exclusive, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize fidaxomicin in Europe and certain other countries in the Middle East, Africa and the Commonwealth of Independent States, or CIS.  In March 2011, the parties amended the collaboration and license agreement and the supply agreement (described below) to include certain additional countries in the CIS and all additional territories in Africa (all such countries and territories are referred to as the APEL territories).  Under the terms of the collaboration and license agreement, APEL has agreed to use commercially reasonable efforts to develop and commercialize fidaxomicin in the APEL territories at its expense, and to achieve certain additional regulatory and commercial diligence milestones with respect to fidaxomicin in the APEL territories.  The Company and APEL also may agree to collaborate in, and share data resulting from, global development activities with respect to fidaxomicin, in which case the Company and APEL will be obligated to co-fund such activities.  In addition, under the terms of the collaboration and license agreement, APEL granted the Company an exclusive, royalty-free license under know-how and intellectual property generated by APEL and its sublicensees in the course of developing fidaxomicin and controlled by APEL or its affiliates for use by the Company and any of its sublicensees in the development and commercialization of fidaxomicin outside the APEL territories and, following termination of the agreement and subject to payment by the Company of single-digit royalties, in the APEL territories.  In addition, under the terms of a supply agreement entered into between the Company and APEL on the same date, the Company is the exclusive supplier of fidaxomicin to APEL for APEL’s development and commercialization activities in the APEL territories during the term of the supply agreement, and APEL is obligated to pay the Company an amount equal to cost plus an agreed mark-up for such supply.

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

Par Pharmaceuticals, Inc. (“Par”)

In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel, including Cubist, and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, the Company is required to pay Par a 6.25% royalty on net revenues it receives related to fidaxomicin in connection with licensing of its right to market fidaxomicin in the rest of the world, such as the licenses the Company has granted to its partners in territories outside the United States and Canada.  The Company is obligated to pay each of these royalties, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. For the three months ended March 31, 2013 and 2012, the Company expensed approximately $0.9 million and $0.7 million, respectively, in royalties to Par.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient (“API”).  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, fidaxomicin API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and is entitled to recover up to $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API.  As of March 31, 2013, the Company had fully recovered the $1.5 million.  Unless both Biocon and the Company agree to extend the term of the supply agreement, it will terminate seven and one-half years from the date the Company obtained marketing authorization for DIFICID in the United States.  The supply agreement may be earlier terminated: (i) by either party by giving two and one-half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party; (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API; or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.

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

The term of the agreement extends through December 31, 2016 and automatically will renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. Patheon and the Company may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations: (i) with respect to any fidaxomicin product if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product, or if the Company determine to discontinue development or commercialization of such product for safety or efficacy reasons; (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to us; (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters; (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement; or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

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

OBI Pharma, Inc.

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

In the fourth quarter of 2012, the Company sold its remaining equity interest in OBI (see Note 8) but retains its rights to receive milestone and royalty payments related to OPT-822/821 under the Intellectual Property Assignment and License Agreement.  The Company retains a right of first refusal to license commercial rights to OPT-822/821 in the United States, Europe or other specified territories.

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

8.     Investment in OBI

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

As of the date of de-consolidation, and prior to the sale of its remaining equity interest in OBI, the Company accounted for its investment in OBI under the equity method. The investment was adjusted for Optimer’s share in the equity in net loss and cash contributions and distributions for the appropriate periods. In addition, the Company recorded adjustments to reflect the amortization of basis differences attributable to the fair values in excess of net book values of identified tangible and intangible assets. Based on a preliminary valuation, the fair value in excess of book value was attributed to in-process research and development related to a License and Collaboration Agreement for fidaxomicin and an Intellectual Property Assignment and License Agreement related to OBI’s OPT-822/821 program (see Note 6). For the period post de-consolidation, the Company’s equity method investment in OBI had been reduced by $1.8 million to reflect its share in OBI losses during that period. Any difference between the carrying amount of the investment on the Company’s balance sheet and the underlying equity in net assets was evaluated for impairment at each reporting period.

In May 2012, we purchased the 924,000 shares of OBI from Mr. Lichtinger and canceled a restricted stock unit previously granted to Mr. Lichtinger covering an aggregate of 450,000 common shares of OBI, for an amount of cash equal to approximately $0.5 million.

During the fourth quarter of 2012, the Company sold the remainder of its equity interest in OBI for $60.0 million in gross proceeds. The gain attributed to the sale of OBI stock was $31.5 million.

9.     Commitments and Contingencies

Contingencies

In March 2012, the Company became aware of an attempted grant in September 2011 to Dr. Michael Chang of 1.5 million technical shares of OBI.  The Company engaged external counsel to assist it in an internal review and determined that the attempted grant may have violated certain applicable laws, including the Foreign Corrupt Practices Act (the “FCPA”).

In April 2012, the Company self-reported the results of its preliminary findings to the SEC and the U.S. Department of Justice (the “DOJ”), which included information about the attempted grant and certain related matters, including a potentially improper $300,000 payment in July 2011 to a research laboratory involving an individual associated with the OBI share grant.  At that time, the Company terminated the employment of its then-Chief Financial Officer and its then-Vice President, Clinical Development.  The Company also removed Dr. Michael Chang as the Chairman of its Board of Directors and requested that Dr. Michael Chang resign from the Board of Directors, which he has not.  The Company continued its investigation and its cooperation with the SEC and the DOJ.

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

The Company continues to cooperate with the ongoing investigations by the SEC and DOJ, including by responding to document and interview requests, conducting in-person meetings and updating these authorities on its findings with respect to the attempted OBI technical share grant, the potentially improper payment to the research laboratory and certain matters that may be related.  The Company is unable to predict the ultimate resolution of these matters, whether it will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues.  The Company also is unable to predict what potential penalties or other remedies, if any, the authorities may seek against it or any of its current or former employees, or what the collateral consequences may be of any such government actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this report, as well as the audited financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC.  This discussion and other parts of this report may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

We continue to pursue regulatory approval for, and commercialization of, fidaxomicin in other geographies outside the United States and Canada through various collaboration partners.  In December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application for DIFICLIR (fidaxomicin) for the treatment of adults suffering from CDI in Europe.  In June 2012, our collaboration partner, APEL, achieved the first sales of DIFICLIR tablets in its European territories.  In addition, in June 2012, our subsidiary Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, began marketing DIFICID in Canada. In April, 2013 the Therapeutic Goods Administration, the Australian regulatory body for therapeutic goods such as medicines, approved DIFICID for the treatment of confirmed CDI in adults.  STA, our Australia and New Zealand licensee, plans to commence commercialization in Australia in May 2013. We have entered into an agreement with Astellas Japan for the development and commercialization of fidaxomicin in Japan.

In November 2012 we entered an exclusive agreement with AstraZeneca to commercialize fidaxomicin tablets for the treatment of CDI in Latin America, including Brazil, Central America, Mexico and the Caribbean.

We were incorporated in November 1998 and have incurred significant net losses since our inception.  At March 31, 2013, we had an accumulated deficit of $283.3 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses and, more recently, expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States and Canada.  We expect to incur operating losses for at least the next two years as we commercialize DIFICID and pursue further development of DIFICID, including conducting post-marketing studies for label expansion and continuing further development, regulatory approval and commercialization of fidaxomicin worldwide. For example, in October 2012, we initiated a Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing hematopoietic stem cell transplantation, or HSCT.  We may acquire or in-license additional products or product candidates, technologies or businesses that are complementary.

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

During the three months ended March 31, 2013, the $16.8 million in net product sales to wholesalers reflected a total of 7,393 DIFICID bottles shipped to wholesalers and specialty pharmacies. We believe net product sales were negatively impacted by an inventory sell-down by wholesalers. Wholesalers and specialty pharmacies shipped approximately 7,600 DIFICID bottles to hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID in the United States and Canada during the three months ended March 31, 2013.  Our sales representatives primarily target approximately 1,200 hospitals, although approximately 3,100 hospitals have ordered DIFICID.

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

Our total product sales allowance, as a percentage of gross product sales, increased from 12.6% at March 31, 2012 to 22.6% at March 31, 2013 primarily due to higher hospital discounts.

Product Sales Allowances. We establish reserves for prompt-payment discounts, fee-for-service arrangements, government and commercial rebates, product returns and other applicable allowances, such as our hospital discount.  Allowances relate to prompt-payment discounts and fee-for-service arrangement with our contracted wholesalers and direct purchase discounts, and are recorded at the time of sale, resulting in a reduction in product sales.  Accruals related to government and commercial rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales and an increase in accrued expenses.

Prompt-payment Discounts.  We offer a prompt-payment discount to our customers.  Since we expect our customers will take advantage of this discount, we accrue 100% of the prompt-payment discount that is based on the gross amount of each invoice, at the time of sale.  .

Government and Commercial Rebates and Chargebacks.  We estimate commercial rebates as well as government-mandated rebates and discounts relating to federal and state programs such as Medicaid, the Veterans’ Administration, or VA, and Department of Defense programs, the Medicare Part D Coverage Discount Program and certain other qualifying federal and state government programs.  We estimate the amount of these rebates and chargebacks based on historical trends for DIFICID.  These allowances are adjusted periodically based on actual experience.

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

Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product sales.  We estimate product returns based upon the sales pattern of DIFICID, management’s experience with similar products, historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the three months ended March 31, 2013 and 2012, the provisions for product sales allowances reduced gross product sales as follows:

	Three Months Ended March 31,
	2013	2012
Total gross product sales	$21,729,014	$16,447,200

Returns reserve and allowance	(323,401)	(246,708)
Government and commercial rebates and chargebacks	(2,988,698)	(559,291)
Prompt-pay discounts and fees	(1,603,379)	(1,260,660)
Product sales allowance	$(4,915,478)	$(2,066,659)
Total product sales, net	$16,813,536	$14,380,541
Total product sales allowances as a percent of gross product sales	22.6%	12.6%

An analysis of the amount of, and change in, product sales reserves for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2013	$1,475,124	$1,642,849	$1,888,523	$5,006,496
Provisions related to sales	323,401	2,988,698	1,603,379	4,915,478
Returns and payments	(139,724)	(2,630,641)	(1,669,944)	(4,440,309)
Balance at March 31, 2013	$1,658,801	$2,000,906	$1,821,958	$5,481,665

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

Accounting Standard Codification (ASC) Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements.  Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.  A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance; (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (iii) that would result in additional payments being due to us.  The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement.  Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC Topic 605-25, Revenue Recognition - Multiple-Element Arrangements (ASC 605-25), such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

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

Cash received in advance of services being performed is recorded as deferred revenue and recognized as revenue as services are performed over the applicable term of the agreement.  In connection with certain research collaboration agreements, revenues are recognized from non-refundable, up-front fees that we do not believe are specifically tied to a separate earnings process, ratably over the term of the agreement.  Research fees are recognized as revenue as the related research activities are performed.

With respect to revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants, where we act as a principal, with discretion to choose suppliers, bears credit risk and performs part of the services required in the transaction, we record revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

None of the payments we have received from collaborators to date, whether recognized as revenue or deferred, is refundable even if the related program is not successful.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. We reserve for potentially excess, dated or obsolete inventory based on an analysis of inventory on hand compared to forecasts of future sales. At March 31, 2013, inventory consisted of $16.9 million in raw materials and $5.2 million in finished goods.

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

Stock-based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Total consolidated stock-based compensation expense of $4.3 million and $3.1 million was recognized in the three months ended March 31, 2013 and 2012, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and restricted stock units.

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

For the quarter ended March 31, 2013, we recorded a deferred tax benefit of $15,000, which reflected our application of the intra-period tax allocation rules under which we are required to record a tax benefit in continuing operations to offset the tax provision we recorded directly to other comprehensive income primarily related to the unrealized gain on our investment in Cempra stock.

Segment Reporting

Our management has determined that we operate in one business segment which is the development and commercialization of pharmaceutical products.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Product Sales, Net

Net product sales for the three months ended March 31, 2013 and 2012 were $16.8 million and $14.4 million, respectively, an increase of $2.4 million.  The increase was due to an increase in the number of customers ordering DIFICID and increased sales to existing DIFICID customers, as well as the impact of a price increase.

Contract Revenue

Contract revenue for the three months ended March 31, 2013 was $2.6 million. The $2.6 million was related to fidaxomicin shipments to our collaborative partners, as well as royalties from APEL.  In addition, during the period, we recognized approximately $0.3 million of revenue related to the up-front payment received from AstraZeneca in the prior year.  There was no contract revenue in the quarter ended March 31, 2012.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the three months ended March 31, 2013 and 2012 was $1.6 million and $1.2 million, respectively, an increase of $0.4 million.  The increase generally was due to higher product sales in the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012.

Cost of Contract Revenue. Cost of contract revenue for the three months ended March 31, 2013 and 2012 was $1.7 million and $1.1 million, respectively, an increase of $0.6 million.  The $1.7 million, for the three months ended March 31, 2013, included royalties on APEL sales, as well as inventory costs for fidaxomicin shipments to our collaboration partners.  The $1.1 million, for the three months ended March 31, 2012, included the cost of bulk tablets, for which no revenue was recognized, as the bulk tablets did not meet quality standards.

Research and Development Expense.  Research and development expense for the three months ended March 31, 2013 and 2012 was $9.9 million and $11.1 million, respectively, a decrease of $1.2 million. The decrease was primarily due to lower chemistry, manufacturing and control expenses as well as lower consulting expenses.  The decrease was offset by higher health economics and outcomes research expenses.  We also incurred higher expenses related to our prophylaxis and pediatric clinical trials.

Selling, General and Administrative Expense. Selling, general and administrative expense for three months ended March 31, 2013 and 2012 was $34.0 million and $25.5 million, respectively, an increase of $8.5 million. The increase primarily was due to higher legal, professional and outside service expenses. We also recognized higher stock compensation expense, primarily related to the departure of certain executives.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the three months ended March 31, 2013 and 2012 were $3.8 million and $10.1 million, respectively, a decrease of $6.3 million. The co-promotion expenses for the quarter ended March 31, 2012 included an accrual of the first year’s sales target bonus and an accrual of the first year’s gross profit on sales above the target. We did not accrue similar expenses in the quarter ended March 31, 2013.

Gain on De-consolidation of OBI. The $23.8 million gain in the quarter ended March 31, 2012 represented the gain on the de-consolidation of OBI.  We did not have a similar gain in the quarter ended March 31, 2013.

Equity in Net Loss of OBI. The $0.5 million loss in the quarter ended March 31, 2012 represented the loss recognized in our investment in OBI, using the equity method from February 2012 through March 2012. We did not have a similar loss in the three months ended March 31, 2013.

Interest Income and Other, Net. Net interest income for the three months ended March 31, 2013 and 2012 was $159,000 and $76,000, respectively.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest for the three months ended March 31, 2012 was $280,000. The $280,000 represented approximately one month of non-controlling interest, prior to deconsolidation of OBI in February 2012.  We did not have a similar loss in the three months ended March 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the launch of DIFICID in July 2011, our operations were financed primarily through the sale of equity securities.  Through March 31, 2013, we received gross proceeds of approximately $333.8 million from the sale of equity securities in various private and public financing transactions. Since July 2011, we entered into collaboration and license agreements and received a total of approximately $157.8 million from up-front and milestone payments pursuant to the agreements.  In the fourth quarter of 2012, we sold our remaining equity interest in OBI for $60.0 million in gross proceeds.  Through March 31, 2013, we had generated $100.7 million of net product sales.

Until required for operations, we invest a substantial portion of our available funds in marketable securities, consisting primarily of government agency securities.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

The accompanying condensed consolidated financial statements have been prepared, assuming that we will continue as a going concern. A going concern basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities in the normal course of business. Based on our current forecast, we believe that our existing cash and cash equivalents of $93.3 million will be sufficient to fund our cash requirements through March 31, 2014.   If we are not able to achieve our planned revenue, or incur costs in excess of our forecast, we may be required to substantially reduce discretionary spending or raise additional capital. If we are forced to seek additional financing, which may include additional equity financing or funding through other third party agreements, there can be no assurances that additional financing will be available on favorable terms or otherwise. Furthermore, any equity financing may result in dilution to existing stockholders.

Cash Flows

As of March 31, 2013, cash, cash equivalents and short-term investments totaled $93.3 million, as compared to $124.0 million as of December 31, 2012, a decrease of $30.7 million.

During the three months ended March 31, 2013, cash used by operating activities was $32.8 million. We had a net loss of $31.3 million, which included non-cash expenses of $4.6 million.  Such non-cash expenses included stock-based compensation and depreciation and amortization. We also had an increase in accounts receivable, other, of $1.5 million related to fidaxomicin shipments to collaboration partners, and we had an increase in inventory of $7.1 million. The increase in inventory is to mitigate any risk inherent with a single source of supply and to meet contractual obligations under certain supply agreements. Accounts payable and accrued expenses increased $1.8 million, primarily due to increased legal and professional service fees, as well as severance costs associated with the departure of certain executives.

During the three months ended March 31, 2012, cash used by operating activities was $27.7 million. We had a net loss of $11.2 million, which included non-cash expenses of $3.3 million.  Such non-cash expenses included stock-based compensation and depreciation and amortization.  In March 2012, we sold 1.5 million shares of our then-majority-owned subsidiary, OBI, and recognized a $23.8 million gain on de-consolidation.  Accounts payable and accrued expenses increased $7.2 million, primarily due to costs accrued for the year-one, Cubist target sales bonus.

During the three months ended March 31, 2013, cash provided by investing activities was $0.1 million, primarily related to the sale of computer equipment.

During the three months ended March 31, 2012, cash provided by investing activities was $17.5 million. The cash increase was primarily due to maturities of short-term investments of $20.7 million and due to proceeds on the sale of OBI shares of $2.0 million.  The increase was offset by the purchase of property and equipment for $1.2 million and a $4.0 million reduction of cash related to the de-consolidation of OBI.

During the three months ended March 31, 2013, cash provided by financing activities was $1.3 million due to proceeds from the exercise of stock options. During the three months ended March 31, 2012, cash provided by financing activities was $0.3 million due to proceeds from the exercise of stock options.

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

In May 2010, we entered into a long-term supply agreement with Biocon Limited, or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we are entitled to recover up to $1.5 million of this amount, under the supply agreement, in the form of discounted prices for fidaxomicin API.  As of March 31, 2013, we had fully recovered the $1.5 million.

We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements, following Biocon’s dedication of certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

In February 2007, we repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a $5.0 million milestone payment in June 2010 for the successful completion of the second pivotal Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us, our affiliates or our licensees of DIFICID in North America and Israel and are obligated to pay a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues received related to fidaxomicin.  We are obligated to pay each of these royalties, on a country-by-country basis, for seven years, commencing on the applicable commercial launch in each such country. Through the three months ended March 31, 2013, we paid an aggregate of $8.9 million in royalties to Par.

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

•                  the costs involved in connection with investigating and responding to governmental inquiries related to the issuance of OBI shares to Dr. Michael Chang, the potentially improper payment to the research laboratory and certain related matters described in the Risk Factors, as well as any costs relating to any potential litigation or enforcement proceedings related thereto;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash, cash equivalents and short-term investments at March 31, 2013 consisted of money market funds, a U.S. government security and an auction rate preferred security that was redeemed in April 2013.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical 10% change in interest rates during the three month ended March 31, 2013 would have resulted in an approximately $3,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We established subsidiaries in Canada, Optimer Canada, and in Luxembourg, Optimer Luxembourg 2 S.à.r.l., or Optimer Europe, and we expect Optimer Canada’s and Optimer Europe’s transactions to be denominated primarily in Canadian dollars and Euros, respectively.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets where we conduct business, including the impact of the existing conditions in the global financial markets in such countries and the impact on both the U.S. dollar, the Canadian dollar and the Euro.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in our internal control over financial reporting related to approval of certain non-recurring transactions as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. Notwithstanding the existence of the material weakness, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Remediation Efforts to Address Material Weakness

We believe we have taken steps to remediate the issues that contributed to the material weakness.  These steps include the revision of our corporate authorization policy and other compliance policies, the strengthening of our approval procedures, the implementation of training and internal audit procedures to make our compliance and monitoring more comprehensive and changes to our senior management team, including the replacement of our Chief Executive Officer and General Counsel in February 2013.  There is no assurance that the remedial steps we have undertaken will be sufficient and additional steps may be necessary to remediate the material weakness identified above. We will not be able to determine whether the material weakness has been fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through its annual testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting in our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

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

We continue to cooperate with the ongoing investigations by the SEC and DOJ, including by responding to document and interview requests, conducting in-person meetings and updating these authorities on our findings with respect to the attempted OBI technical share grant, the potentially improper payment to the research laboratory and certain matters that may be related.  We are unable to predict the ultimate resolution of these matters, whether we will be charged with violations of applicable civil or criminal laws or whether the scope of the investigations will be extended to new issues.  We also are unable to predict what potential penalties or other remedies, if any, the authorities may seek against us or any of our current or former employees, or what the collateral consequences may be of any such government actions.

Item 1a. Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

•                  our customers’ ability to realize adequate reimbursement from payors, including the Centers for Medicare and Medicaid Services’ recently implemented New Technology Add-on Payment, or NTAP, program for DIFICID

•                  the performance of our third-party manufacturers and our ability to ensure that our supply chain efficiently and consistently delivers DIFICID to our customers and collaboration partners;

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

•                  limitations under certain of our collaboration agreements on our, or an acquiror’s, ability to maintain or pursue development or commercialization of products that are competitive with fidaxomicin could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•                  if our collaboration partners are unsuccessful in obtaining regulatory approvals for or commercializing fidaxomicin in their respective territories, we may not receive any payments under the applicable collaboration agreement and our business prospects and financial results may be materially harmed.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of March 31, 2013, we had an accumulated deficit of approximately $283.3 million.  We have generated limited revenues from product sales and collaborations to date, and we expect our expenses to continue to be significant in the near-term as we execute the commercialization of DIFICID due to, among other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement and our pursuit of additional research and development activities, including potential additional indications and life-cycle management projects for DIFICID. We have funded our operations through March 31, 2013 primarily from the sale of approximately $333.8 million of our equity securities and through payments received under collaborations with partners or government grants and product revenues from sales of DIFICID. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  Our collaborators or we may never successfully commercialize our products or product candidates, including fidaxomicin outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

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

Other than DIFICLIR’s approval by the EMA in Europe and DIFICID’s approval in Canada and in Australia, none of our product candidates is approved for sale in any significant international market. If our collaborators or we fail to comply with regulatory requirements with respect to our product candidates in international markets or to obtain and maintain required approvals, our market opportunities and ability to generate revenues will be diminished, which would significantly harm our business, results of operations and prospects.

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

Our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management, sales and marketing, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  Since the beginning of 2012, there have been several changes to our senior management team including the appointment of a new chief executive officer, chief financial officer, and general counsel and chief compliance officer, among others. The unexpected loss of the service of any of these new appointees or their failure to perform as expected may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

While we are continuing to cooperate with the investigations by the relevant U.S. authorities in their review of these matters and have already taken aggressive remedial steps in response to our ongoing internal investigation, these events potentially could result in lawsuits being filed against us and certain of our current or former employees and directors or we and our current or former employees and directors could be the subject of criminal or civil enforcement proceedings. In the event any such lawsuit is filed or enforcement proceeding is instigated, there is no guarantee that we will be successful in defending it. Also, our insurance coverage may be insufficient and our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay penalties or damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any such claims could involve the issuance of common stock or other equity, which may result in dilution to existing stockholders. Any payments or settlement arrangements could have material adverse effects on our business, operating results and financial condition. Even if any claims against us are not successful, any related litigation or enforcement proceeding, as well as the costs of investigation, could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition. In addition, any such lawsuit, investigation or proceeding could result in collateral consequences for our business including, among other things, making it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), enter into collaboration agreements and attract and retain qualified executive officers, other employees and directors. If we are unable to effectively manage these risks, our business, operating results or financial condition may be adversely affected.

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

Our ability, and that of our collaborators, to develop and commercialize fidaxomicin and any other product candidates will depend, in part, on our ability, and that of our collaborators, to arrange for third parties to manufacture our products at a competitive cost, in accordance with strictly enforced regulatory requirements and in sufficient quantities for regulatory approval, commercialization and any future clinical trials.  Third-party manufacturers that we select to manufacture our product candidates for clinical testing or on a commercial scale may encounter difficulties with the small- and large-scale formulation and manufacturing processes required for such manufacture.  Further, development of large-scale manufacturing processes will require additional validation studies, which the FDA must review and approve.  Difficulties in establishing these required manufacturing processes could result in delays in clinical trials, regulatory submissions and approvals, or commercialization of our product candidates.

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

In March 2010, PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

We have 13 pending patent applications and 5 issued patents related to fidaxomicin from the United States Patent and Trademark Office, or U.S.P.T.O. These patents and patent applications related to fidaxomicin encompass various topics relating to:

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

•                  trading volume of our common stock;

•                  developments in the investigation and governmental inquiries related to the attempted issuance of OBI shares to Dr. Michael Chang, the potentially improper payment to the research laboratory and certain related matters described in the Risk Factors; and

•                  developments related to the ongoing review of strategic alternatives.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  As disclosed in Item 9A on our Form 10-K for the year ended December 31, 2012, management identified a material weakness in our internal control over financial reporting related to approval of certain non-recurring transactions.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth in the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We believe that the steps that we have taken have remediated the issues that contributed to the material weakness.  These steps included the revision of our corporate authorization policy and other compliance policies, the strengthening of our approval procedures, the implementation of training and internal audit procedures to make our compliance and monitoring more comprehensive and changes to our senior management team, concluding with the replacement of our Chief Executive Officer and General Counsel in February 2013.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results.

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

Item 6.  Exhibits

Exhibit No.		Description of Document
3.1	(1)	Optimer Pharmaceuticals, Inc., Amended and Restated Certificate of Incorporaton.
3.2	(2)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
3.3	(3)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc.
4.1	(4)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(5)

Stockholder Protection Rights Agreement, dated as of February 26, 2013, between Optimer Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.

10.1	(6)+	Separation Agreement between Optimer Pharmaceuticals, Inc. and Gregory Papaz, dated January 22, 2013.
10.2	(5)+	Letter Agreement, by and between Pedro Lichtinger and Optimer Pharmaceuticals, Inc., dated February 26, 2013.
10.3	(5)+	Letter Agreement, by and between Kurt Hartman and Optimer Pharmaceuticals, Inc., dated February 26, 2013.
10.4	(6)+	Separation Agreement between Optimer Pharmaceuticals, Inc. and Kurt Hartman, dated March 2, 2013.
10.5	+	Separation Agreement between Optimer Pharmaceuticals, Inc. and Pedro Lichtinger, dated March 25, 2013.
10.6	+	Optimer Pharmaceuticals, Inc. Amended and Restated Severance Benefit Plan
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(1)                                 Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(2)                                 Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(3)                                 Filed with Registrant’s Current Report on Form 8-K on May 10, 2012.

(4)                                 Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(5)                                 Filed with Registrant’s Current Report on Form 8-K on February 27, 2013.

(6)                                 Filed with Registrant’s Annual Report on Form 10-K on March 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: May 10, 2013	By:	/s/ Stephen W. Webster
	Name:	Stephen W. Webster
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)