Form 10-Q
period 2013-06-30
OPTIMER PHARMACEUTICALS INC
filed 2013-08-07
CIK 1142576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 6, 2013 was 48,899,717 shares.

OPTIMER PHARMACEUTICALS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Optimer Pharmaceuticals, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,844,663	$119,444,586
Short-term investments	4,664,478	4,556,329
Trade accounts receivable, net	7,684,902	7,119,089
Accounts receivable, other	906,652	2,391,071
Inventory, net	26,916,501	15,061,771
Prepaid expenses and other current assets	1,939,938	3,442,717
Total current assets	114,957,134	152,015,563
Property, equipment and other, net	4,334,860	4,338,720
Long-term investments	—	820,000
Deferred tax assets, non-current	890,843	890,843
Other assets	1,063,629	1,362,196
Total assets	$121,246,466	$159,427,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,726,849	$7,166,127
Accrued expenses	27,246,589	19,165,362
Deferred revenue	120,818	456,250
Total current liabilities	30,094,256	26,787,739
Deferred rent	1,185,837	938,520
Income taxes payable, non-current	890,843	890,843
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 48,867,868 shares and 47,791,531 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	48,868	47,792
Additional paid-in capital	398,809,632	382,277,671
Accumulated other comprehensive income	398,479	464,170
Accumulated deficit	(310,181,449)	(251,979,413)
Total stockholders’ equity	89,075,530	130,810,220
Total liabilities and stockholders’ equity	$121,246,466	$159,427,322

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Product sales, net	$18,967,103	$15,232,087	$35,780,639	$29,612,628
Contract revenue	1,101,987	34,525,485	3,723,945	34,525,485
Other	—	—	—	2,106
Total revenues	20,069,090	49,757,572	39,504,584	64,140,219
Cost and expenses:
Cost of product sales	1,798,096	1,483,792	3,432,550	2,700,316
Cost of contract revenue	180,199	2,529,721	1,836,245	3,597,457
Research and development	10,939,649	11,557,217	20,825,834	22,625,184
Selling, general and administrative	30,520,599	28,856,929	64,520,332	54,379,211
Co-promotion expenses with Cubist	3,750,000	5,001,583	7,500,000	15,083,166
Total operating expenses	47,188,543	49,429,242	98,114,961	98,385,334
Income (loss) from operations	(27,119,453)	328,330	(58,610,377)	(34,245,115)
Gain on de-consolidation of OBI	—	—	—	23,782,229
Equity in net loss of OBI	—	(668,852)	—	(1,154,821)
Interest income and other, net	249,116	44,318	408,341	120,705
Consolidated net loss	$(26,870,337)	$(296,204)	$(58,202,036)	$(11,497,002)
Net loss attributable to non-controlling interest	—	—	—	280,344
Net loss attributable to Optimer Pharmaceuticals, Inc.	$(26,870,337)	$(296,204)	$(58,202,036)	$(11,216,658)
Net loss per share - basic and diluted	$(0.55)	$(0.01)	$(1.20)	$(0.24)
Weighted average number of shares used to compute net loss per share - basic and diluted	48,726,107	47,234,371	48,307,482	46,978,497

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Consolidated net loss	$(26,870,337)	$(296,204)	$(58,202,036)	$(11,497,002)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(100,038)	(124,531)	(181,132)	(103,823)
Unrealized gains on securities:
Holding gains during period	87,175	243,110	115,441	1,235,796
Total other comprehensive income (loss)	(12,863)	118,579	(65,691)	1,131,973
Total comprehensive loss	$(26,883,200)	$(177,625)	$(58,267,727)	$(10,365,029)

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net loss	$(58,202,036)	$(11,497,002)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	516,437	390,874
Stock-based compensation	7,118,650	7,058,709
Issuance of common stock for consulting services and other	28,829	1,923,763
Deferred rent	247,587	26,733
Gain on de-consolidation of OBI	—	(23,782,229)
Equity in net loss of OBI	—	1,154,821
Gain on disposal of assets	(22,316)	—
Gain on redemption of auction rate security	(180,000)	—
Tax provision	(62,819)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(565,813)	1,251,213
Accounts receivable, other	1,484,419	48,889,506
Inventory	(11,854,730)	(4,014,732)
Prepaid expenses and other current assets	1,502,779	(1,131,761)
Other assets	298,567	(88,424)
Accounts payable and accrued expenses	3,641,949	8,336,602
Deferred revenues	(335,432)	245,319
Net cash provided (used) by operating activities	(56,383,929)	28,763,392

Investing activities:
Sales or maturities of short-term investments	70,111	38,744,220
Proceeds received on redemption of auction rate security	1,000,000	—
Purchases of property and equipment	(605,166)	(1,721,109)
Proceeds from sale or refund on fixed assets	114,905	—
Reduction of cash due to de-consolidation of OBI	—	(4,010,680)
Purchase of OBI common stock	—	(468,748)
Proceeds from sale of OBI common stock	—	2,027,109
Net cash provided by investing activities	579,850	34,570,792

Financing activities:
Proceeds from sale of common stock	9,385,558	4,255,338
Net cash provided by financing activities	9,385,558	4,255,338
Effect of exchange rate changes on cash and cash equivalents	(181,402)	326,273
Net increase (decrease) in cash and cash equivalents	(46,599,923)	67,915,795
Cash and cash equivalents at beginning of period	119,444,586	31,787,512
Cash and cash equivalents at end of period	$72,844,663	$99,703,307

See accompanying notes.

Optimer Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(unaudited)

1.              Interim Financial Information

Organization and Business Activities

Optimer Pharmaceuticals, Inc. (“Optimer” or the “Company”) is a global biopharmaceutical company focused on commercializing innovative hospital specialty products. The Company currently markets one product in the United States and Canada, DIFICID® (fidaxomicin) tablets.  DIFICID is a macrolide antibacterial drug that is approved in the United States for the treatment of Clostridium difficile-associated diarrhea (“CDAD”) in adults.  CDAD is the most common symptom of Clostridium difficile infection (“CDI”). DIFICID is approved in Canada for the treatment of CDI and is commercialized by Optimer.  Fidaxomicin also is approved in Europe for the treatment of CDI, where it is marketed by a licensee as DIFICLIR™, and in Australia, where it is marketed by a licensee as DIFICID.  Optimer is pursuing commercialization in other territories through collaboration partners and is moving forward with lifecycle management initiatives for fidaxomicin.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013.

The Company has sustained recurring losses and negative cash flows from operations.  The Company’s current cash, cash equivalents and short-term investment balance of $77.5 million, and negative cash flows for the six months ended June 30, 2013 of $46.6 million, indicate substantial risk to continue as a going concern over a reasonable period of time.

On July 30, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cubist Pharmaceuticals, Inc. (“Cubist”), a Delaware corporation, and PDRS Corporation, a Delaware corporation and a wholly owned subsidiary of Cubist (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company.  As a result, the Company will become a wholly owned subsidiary of Cubist (the “Merger”). Consummation of the Merger is subject to certain conditions, as further described in Note 9.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments

Investments with maturities of less than 90 days, at the date of purchase, are considered to be cash equivalents.  All of the Company’s investments at June 30, 2013 are classified as short-term investments, which are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported in other comprehensive income within stockholders’ equity in the consolidated balance sheets.  Realized gains and losses, and declines in value judged to be other-than-temporary, are included in investment income or interest expense.  The cost of securities sold is computed using the specific identification method.  At June 30, 2013, cash, cash equivalents and short-term investments totaled $77.5 million.

Accounts Receivable

Trade accounts receivable are recorded net of reserves for estimated prompt-payment discounts, service fee arrangements and any allowance for doubtful accounts. Reserves for other sales-related allowances, such as rebates, distribution and other fees, and product returns, are included in accrued expenses in the Company’s consolidated balance sheets. The allowance for prompt-payment discounts and service fees was $1.7 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method. The Company reserves for potentially excess, dated or obsolete inventories based on an analysis of inventory on hand compared to forecasts of future sales. Net inventory consisted of the following, as of the dates indicated:

	June 30,	December 31,
	2013	2012
Raw materials	$22,466,041	$9,072,123
Work in process	—	3,552,169
Finished goods	4,450,460	2,923,541
	$26,916,501	$15,547,833
Reserves	—	(486,062)
	$26,916,501	15,061,771

Foreign Currency Translation

The functional currency for the Company’s Canadian subsidiary is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Net revenues and expenses are translated using the average exchange rates prevailing during the period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported net in the consolidated statements of operations.

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

Net Product Sales

DIFICID is available in the United States and Canada through three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and through regional wholesalers and specialty pharmacies that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, title has passed to the customer, the price is fixed or determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.  The Company recognizes product sales of DIFICID upon delivery of product to the wholesalers, specialty pharmacies and certain direct purchasers.

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

During the six months ended June 30, 2013 and 2012, the provisions for product sales allowances reduced gross product sales as follows:

	Six Months Ended June 30,
	2013	2012
Total gross product sales	$46,856,205	$34,885,303

Returns reserve and allowances	(699,688)	(990,095)
Government and commercial rebates and chargebacks	(6,770,511)	(1,467,126)
Prompt-pay discounts and fees	(3,605,367)	(2,815,454)
Product sales allowance	$(11,075,566)	$(5,272,675)
Total product sales, net	$35,780,639	$29,612,628

Total product sales allowances as a percent of gross product sales	23.6%	15.1%

An analysis of the amount of, and change in, product sales reserves for the six months ended June 30, 2013 is as follows:

	Six Months Ended June 30, 2013
	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2013	$1,475,124	$1,642,849	$1,888,523	$5,006,496
Provisions related to sales	699,688	6,770,511	3,605,367	11,075,566
Returns and payments	(1,054,351)	(5,666,719)	(3,771,065)	(10,492,135)
Balance at June 30, 2013	$1,120,461	$2,746,641	$1,722,825	$5,589,927

During the three months ended June 30, 2013, six launch batches of DIFICID had reached expiration and the Company experienced product returns.  A financial reserve for such returns was appropriately established at the time of sale, and the return amounts are within the scope of the Company’s expectations.

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

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of various research and collaboration agreements. The Company also derives contract revenue from supplying raw material, bulk tablets or finished product to its collaboration partners under the supply agreements.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.  A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  The Company reviews the need for a valuation allowance each interim period to reflect uncertainties about whether it will be able to utilize deferred tax assets before they expire.  The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which it operates and the periods over which its deferred tax assets may be realized.  Changes in the Company’s valuation allowance could result in material increases or decreases in our income tax expense in the period such changes occur, which could have a material impact on its operating results.

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

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation.  Specifically, it has adjusted amounts to reclassify cost of contracts from cost of product sales in the three months and six months ended June 30, 2012.  This reclassification has no impact on the net loss from operations or stockholders’ equity as previously reported.

As per the requirement of the Accounting Standards Update 2013-02, the Company has determined that there is no significant reclassification out of accumulated other comprehensive income to net income during the three months and six months ended June 30, 2013.

Segment Reporting

The Company’s management has determined that it operates in one business segment which is the development and commercialization of pharmaceutical products.

3.              Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets measured at fair value at June 30, 2013:

	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Cash equivalents	$68,918,465	$—	$—	$68,918,465
Marketable security	—	3,680,670	—	3,680,670
Investment in Cempra	983,808	—	—	983,808
	$69,902,273	$3,680,670	$—	$73,582,943

Level 1:  Quoted prices in active markets for identical assets and liabilities

Level 2:  Quoted prices for identical or similar assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:  Unobservable inputs

Marketable Securities.  The Company obtains pricing information from quoted market prices, pricing vendors or quotes from brokers/dealers. The Company conducts reviews of its primary pricing vendors to determine whether the inputs used in the vendors’ pricing processes are deemed to be observable. At June 30, 2013, the Company’s marketable security consisted solely of a government agency security.  The fair value of government agency security generally is determined using standard observable inputs, including reported trades, quoted market prices and broker/dealer quotes.  This security is in Level 2.

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

Auction Rate Preferred Security (“ARPS”).  In April 2013, the Company redeemed the ARPS for $1 million and recognized a gain of $180,000 in the second quarter of 2013.

4.                   Investment Securities

The following is a summary of the Company’s consolidated investment securities, all of which are classified as available-for-sale. Determination of estimated fair value is based upon quoted market prices, pricing vendors or quotes from brokers/dealers as of the dates presented.

	June 30, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency security	$3,680,085	$585	$—	$3,680,670
Investment in Cempra	—	983,808	—	983,808
	$3,680,085	$984,393	$—	$4,664,478

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Government agency security	$3,750,198	$1,997	$—	$3,752,195
Investment in Cempra	—	804,134	—	804,134
	$3,750,198	$806,131	$—	4,556,329

The government agency security did not have an unrealized loss position at June 30, 2013.

In February 2012, Cempra completed its initial public offering and the Company determined that its equity in Cempra had readily determinable value and recorded the fair value in the Company’s books. Prior to February 2012, the Company assigned no value to its equity in Cempra.

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2013 are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,680,085	$3,680,670

The weighted-average maturity of the Company’s short-term investments at June 30, 2013 and December 31, 2012 was approximately three months and nine months, respectively.

5.              Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss - basic and diluted	$(26,870,337)	$(296,204)	$(58,202,036)	$(11,216,658)
Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	48,726,107	47,234,371	48,307,482	46,978,497
Net loss per share - basic and diluted	$(0.55)	$(0.01)	$(1.20)	$(0.24)

Potentially dilutive shares of common stock, totaling 3.2 million and 4.8 million, for the three months ended June 30, 2013 and 2012, respectively, were not included in the diluted net income per share calculations because they would have been anti-dilutive.

Potentially dilutive shares of common stock, totaling 4.7 million and 5.0 million, for the six months ended June 30, 2013 and 2012, respectively, were not included in the diluted net income per share calculations because they would have been anti-dilutive.

6.              Stock-based Compensation

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

Restricted Stock Units

Additionally, the Company grants restricted stock units (“RSUs”) to its board members, executives and other employees. RSUs are valued based on the fair market value of the Company’s stock on the date of grant.

Performance-based Stock Options and Performance-based Restricted Stock Units

In February 2013, the Compensation Committee granted to certain executives performance-based RSUs covering up to an aggregate of 170,000 shares of common stock, which will vest over time beginning on the date the Company determines that a specified product revenue goal has been achieved.

In May 2013, the Compensation Committee granted to a certain executive performance-based stock options of 10,000 shares of common stock, which will vest over time beginning on the date the Company determines that a specified service performance goal has been achieved.

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

Employee Stock Purchase Plan

Optimer issues stock under its employee stock purchase plan (“ESPP”). Under the terms of the ESPP, eligible employees may purchase shares of Optimer’s common stock at the lesser of 85% of the fair market value of Optimer’s common stock on the offering date or the purchase date.

Stock-based Compensation

Stock options are valued using the Black-Scholes option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of stock options, the Company’s anticipated stock volatility and applicable interest rates.  The Company recognizes compensation expense for performance-based stock awards granted to employees under the accelerated attribution method.  The following tables show the assumptions used to compute stock-based compensation expense for the stock options and ESPP during the three months and six months ended June 30, 2013 and 2012, using the Black-Scholes option pricing model:

	Three Months ended June 30,		Six Months ended June 30,
Stock Options Including Performance-based Stock Options	2013	2012	2013	2012
Risk-free interest rate	0.75-0.98%	1.22%	0.75-0.98%	1.22-2.17%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	5.25-5.75	6.08-8.08	5.25-6.08	6.08-8.33
Volatility	62.08-64.74%	70.72-72.54%	61.27-64.74%	69.71-72.54%

	Three Months ended June 30,		Six Months ended June 30,
ESPP	2013	2012	2013	2012
Risk-free interest rate	0.10-0.11%	0.10-0.13%	0.10-0.13%	0.09-0.13%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life of options (years)	0.5	0.5	0.5	0.5
Volatility	59.06-60.24%	37.16-42.75%	47.24-60.24%	37.16-42.75%

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

Total stock-based compensation expense related to all of the Company’s stock options, RSUs, other stock awards issued to employees and consultants and the ESPP, recognized for the three months and six months ended June 30, 2013 and 2012 was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Research and development	$723,352	$1,249,360	$1,341,495	$2,214,142
Selling, general and administrative	2,093,673	2,704,006	5,805,984	4,826,921
Stock-based compensation expense	$2,817,025	$3,953,366	$7,147,479	$7,041,063

At June 30, 2013, the total unrecognized compensation expense related to unvested stock options and unvested restricted stock units issued to employees was approximately $20.9 million and the related weighted-average period over which such expense is expected to be recognized is approximately 2.6 years.

The effect of the Company’s merger with Cubist on stock-based compensation is described in Note 9.

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

In April 2013, STA received from the Therapeutic Goods Administration, the Australian regulatory body for therapeutic goods such as medicine, marketing approval of DIFICID tablets for the treatment of confirmed Clostridium difficile infection (CDI) in adults.  DIFICID became commercially available in Australia in May 2013.

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

Under the terms of the collaboration and license agreement, Astellas Japan paid the Company an up-front fee of $20.0 million in April 2012. The Company also is eligible to receive additional contingent cash payments totaling up to $70.0 million upon the achievement by Astellas Japan of specified regulatory and commercial milestones.  In addition, the Company will be entitled to receive high-single-digit royalties on net sales of fidaxomicin in Japan above an agreed threshold, which royalties are subject to reduction in certain limited circumstances.  Such royalties will be payable by Astellas Japan on a product-by-product basis until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.  Under the supply agreement, in exchange for commercial supply of fidaxomicin, Astellas Japan is obligated to pay Optimer Europe a price equal to net sales of fidaxomicin in Japan minus a discount that is based on a high-double-digit percentage of such net sales and a mark-up to cost of goods.  This price will be payable by Astellas Japan on a product-by-product basis for commercial supply until a generic product accounts for a specified market share of the applicable fidaxomicin product in Japan.

The collaboration and license agreement will continue in effect on a product-by-product basis until expiration of Astellas Japan’s obligation to pay royalties with respect to each fidaxomicin product in Japan, unless terminated early by either party.  Following expiration of the collaboration and license agreement, Astellas Japan’s license to develop and commercialize the applicable fidaxomicin product will become non-exclusive.  Each of the Company and Astellas Japan may terminate the collaboration and license agreement prior to expiration upon the material breach of such agreement by the other party or upon the bankruptcy or insolvency of the other party.  In addition, the Company may terminate the collaboration and license agreement prior to expiration in the event Astellas Japan or any of its affiliates or sublicensees commences an interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patent licensed to it under the collaboration and license agreement.  Astellas Japan may terminate the collaboration and license agreement prior to expiration for any reason upon 180 days’ prior written notice to the Company.  Upon any such termination, the license granted to Astellas Japan (in total or with respect to the terminated product, as applicable) will terminate and revert to the Company.  The supply agreement will continue in effect until terminated by either party.  Each of Optimer Europe and Astellas Japan may terminate the supply agreement: (i) upon the material breach of such agreement by the other party; (ii) upon the bankruptcy or insolvency of the other party; or (iii) on a product-by-product basis following expiration of Astellas Japan’s obligation to pay the price described above with respect to the applicable fidaxomicin product, or in its entirety following expiration of Astellas Japan’s obligation to pay the price described above with respect to all fidaxomicin products.

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

Cubist

In April 2011, the Company entered into a co-promotion agreement with Cubist pursuant to which the Company engaged Cubist as its exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company and Cubist agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly to provide medical affairs support for DIFICID. In conducting their respective co-promotion activities, each party was obligated under the agreement to commit minimum levels of personnel, and Cubist was obligated to tie a portion of the incentive compensation paid to its sales representatives to the promotion of DIFICID in the United States.  Under the terms of the agreement, the Company was responsible for the distribution of DIFICID in the United States and for recording revenue from sales of DIFICID and agreed to use commercially reasonable efforts to maintain adequate inventory and third-party logistics support for the supply of DIFICID in the United States.  In addition, Cubist agreed to not promote competing products in the United States during the term of the agreement and, subject to certain exceptions, for a specified period of time thereafter. The term of the agreement was two years from the date of first commercial sale of DIFICID in the United States, subject to renewal or early termination.

In exchange for Cubist’s co-promotion activities and personnel commitments, the Company was obligated to pay a quarterly fee of approximately $3.8 million to Cubist ($15.0 million per year), beginning upon the commencement of the sales program of DIFICID in the United States. Except for the first quarterly payment which the Company paid in advance, all payments are paid in arrears. Cubist also was eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets were achieved, as well as a portion of the Company’s gross profits derived from net sales above the specified annual targets, if any. During 2012, the Company achieved the first year sales target and expensed $23.2 million, which consisted of $14.7 million in quarterly co-promotion fees, $5.0 million for the year-one sales target bonus and $3.5 million for Cubist’s portion of the gross profit on net sales above the year-one target.

On July 30, 2013, the Company entered into an amendment to its co-promotion agreement with Cubist, pursuant to which the parties agreed to extend the term of the co-promotion agreement in substantially its current form until July 31, 2014, subject to early termination by either party upon termination of the Merger Agreement. Under the amendment, the Company will continue to pay a quarterly fee of $3.8 million to Cubist ($15.0 million per year) during the extension year and also will pay Cubist $3.1 million per quarter (up to $12.5 million in total) during the extension year if mutually agreed upon quarterly sales targets are achieved, as well as a portion of the Company’s gross profit derived from net sales above the specified annual target, if any.

On July 30, 2013, the Company announced that it had signed the Merger Agreement with Cubist, under which Cubist will acquire all of the outstanding shares of the Company’s common stock upon consummation of the Merger.

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

Par Pharmaceuticals, Inc. (“Par”)

In February 2007, the Company repurchased the rights to develop and commercialize fidaxomicin in North America and Israel from Par under a prospective buy-back agreement.  The Company paid Par a $5.0 million milestone payment in June 2010 for the successful completion by the Company of its second pivotal Phase 3 trial for fidaxomicin.  The Company is obligated to pay Par a 5% royalty on net sales by the Company, its affiliates or its licensees of fidaxomicin in North America and Israel and a 1.5% royalty on net sales by the Company or its affiliates of fidaxomicin in the rest of the world.  In addition, the Company is required to pay Par a 6.25% royalty on net revenues it receives related to fidaxomicin in connection with licensing of its right to market fidaxomicin in the rest of the world, such as the licenses the Company has granted to its partners in territories outside the United States and Canada.  The Company is obligated to pay each of these royalties, on a country-by-country basis for seven years commencing on the applicable commercial launch in each such country. For the six months ended June 30, 2013 and 2012, the Company expensed approximately $1.9 million and $3.3 million, respectively, in royalties to Par.

Biocon Limited (“Biocon”)

In May 2010, the Company entered into a long-term supply agreement with Biocon for the commercial manufacture of fidaxomicin active pharmaceutical ingredient (“API”).  Pursuant to the agreement, Biocon agreed to manufacture and supply the Company, up to certain limits, fidaxomicin API and, subject to certain conditions, the Company agreed to purchase from Biocon at least a portion of its requirements for fidaxomicin API in the United States and Canada.  The Company previously paid to Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and has recovered $1.5 million of this amount under the supply agreement in the form of discounted prices for fidaxomicin API. Unless both Biocon and the Company agree to extend the term of the supply agreement, it will terminate seven and one-half years from the date the Company obtained marketing authorization for DIFICID in the United States.  The supply agreement may be earlier terminated: (i) by either party by giving two and one-half years notice after the fifth anniversary of the Effective Date or upon a material breach of the supply agreement by the other party; (ii) by the Company upon the occurrence of certain events, including Biocon’s failure to supply requested amounts of fidaxomicin API; or (iii) by Biocon upon the occurrence of certain events, including the Company’s failure to purchase amounts of fidaxomicin API that it indicates in binding forecasts.

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

The term of the agreement extends through December 31, 2016 and automatically will renew for subsequent two year terms unless either party provides a timely notice of its intent not to renew or unless the Agreement is terminated early pursuant to its terms. Patheon and the Company may terminate the agreement prior to expiration upon the uncured material breach of the agreement by the other party or upon the bankruptcy or insolvency of the other party. In addition, the agreement will terminate with respect to any fidaxomicin product if the Company provides notice to Patheon that it no longer requires manufacturing services for such product because the product has been discontinued. Additionally, the Company may terminate the agreement, subject to certain limitations: (i) with respect to any fidaxomicin product if any regulatory authority takes any action or raises any objection that prevents the Company from importing, exporting, purchasing or selling such product, or if the Company determines to discontinue development or commercialization of such product for safety or efficacy reasons; (ii) if any regulatory authority takes an enforcement action against Patheon’s manufacturing site that relates to fidaxomicin products or that could reasonably be expected to adversely affect Patheon’s ability to supply fidaxomicin products to the Company; (iii) if Patheon is unable to deliver or supply any firm orders for any two calendar quarters during any four consecutive calendar quarters; (iv) if Patheon uses any debarred or suspended person in the performance of its service obligations under the agreement; or (v) if Patheon fails to meet certain production yield requirements in relation to fidaxomicin API.

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

Subject to certain exceptions, on a country-by-country basis, the general terms of this agreement continue until the later of: (i) the expiration of the last to expire patent rights of a covered product in the applicable country; or (ii) ten years from the first commercial sale of a covered product in the applicable country.  Either party may terminate the agreement in the event of a material breach by the other party, subject to prior notice and the opportunity to cure.  Either party also may terminate the agreement for any reason upon 30 days’ prior written notice provided that all licenses granted by the terminating party to the non-terminating party will survive upon the express election of the non-terminating party.

The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are: (i) events that can only be achieved in part on the Company’s past performance or upon the occurrence of a specific outcome resulting from the Company’s performance; (ii) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved; and (iii) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Cempra.

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

OBI Pharma, Inc.

In October 2009, the Company entered into certain transactions involving OBI, its then wholly-owned subsidiary, to provide funding for the development of two of its early-stage, non-core programs.  The transactions with OBI included an intellectual property assignment and license agreement, pursuant to which the Company assigned to OBI certain patent rights, information and know-how related to OPT-88 and OPT-822/821.  In anticipation of these transactions, the Company assigned, and OBI assumed, its rights and obligations under related license agreements with Memorial Sloan-Kettering Cancer Center.  Under the intellectual property assignment and license agreement, the Company is eligible to receive up to $10.0 million in milestone payments related to the development of OPT-822/821 and is eligible to receive royalties on net sales of any product which is commercialized under the program.  The term of the intellectual property assignment and license agreement continues until the last to expire of certain patents assigned to and licensed by the Company to OBI.

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

In the fourth quarter of 2012, the Company sold its remaining equity interest in OBI (the “Stock Purchase Agreement”) but retains its rights to receive milestone and royalty payments related to OPT-822/821 under the Intellectual Property Assignment and License Agreement and the right of first refusal to license commercial rights to OPT-822/821 in the United States, Europe or other specified territories.

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

Under the four agreements with TSRI, the Company paid TSRI license fees consisting of an aggregate of 239,996 shares of the Company’s common stock with a deemed aggregate fair market value of $46,400, as determined on the dates of each such payment. In October 2009, the Company assigned to OBI one of the agreements with TSRI related to OPT-88 which, after further evaluation, OBI decided not to pursue. In February 2011, OBI and TSRI agreed to terminate the agreement and OBI returned the patents related to OPT-88. Under each of the three remaining agreements, the Company owes TSRI royalties based on net sales by the Company, the Company’s affiliates and sublicensees of the covered products and royalties based on revenue the Company generates from sublicenses granted pursuant to the agreements.  For the first licensed product under each of the three remaining agreements, the Company also will owe TSRI payments upon achievement of certain milestones.  In two of the three TSRI agreements, the milestones are the successful completion of a Phase 2 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  In the remaining TSRI agreement, the milestones are the initiation of a Phase 3 trial or its foreign equivalent, the submission of an NDA or its foreign equivalent and government marketing and distribution approval.  The aggregate potential amount of milestone payments the Company may be required to pay TSRI, under the three remaining TSRI agreements, is approximately $11.1 million.  The Company currently is not developing any products covered by the TSRI agreements.

8.     Commitments and Contingencies

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

On August 1, 2013, a putative class action lawsuit was filed by Darrell Burns, a purported stockholder of the Company, against Optimer, its directors and Cubist relating to the Company’s pending Merger with Cubist.  This action was filed in the Superior Court of New Jersey, Hudson County, and is called Burns v. Optimer Pharmaceuticals, Inc., et al., Case No. C-103-13.  The lawsuit generally alleges, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s stockholders, that the Company’s directors breached their fiduciary duties by conducting an unfair sales process and approving the Merger Agreement and that those breaches were aided and abetted by the Company and Cubist.  The lawsuit seeks, among other things, equitable relief to prevent the defendants from consummating the Merger on the agreed-upon terms and an award of attorneys’ fees.  The Company intends to defend this case vigorously and, because it is still in the preliminary stages, has not yet determined what effect the lawsuit will have, if any, on the Company’s financial position or results of operations.

9.     Subsequent Events

Merger Agreement

On July 30, 2013, the Company entered into the Merger Agreement with Cubist and Merger Sub.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company.  As a result of the Merger, the Company will become a wholly owned subsidiary of Cubist.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time (other than: (i) shares of common stock and shares of the Company’s preferred stock, par value $0.001 per share (if any), owned by Cubist, Merger Sub or any other directly or indirectly wholly owned subsidiary of Cubist and shares of common stock owned by Optimer; and (ii) shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive: (i) $10.75 in cash, without interest, at the effective time; and (ii) one contingent value right (a “CVR”). Each CVR will entitle its holder to a payment of $3.00 if net sales of DIFICID in the United States and Canada during the period from and including July 1, 2013 through and including December 31, 2015 are greater than $250.0 million, a payment of $4.00 if such net sales during the same period are greater than $275.0 million and a payment of $5.00 if such net sales during the same period are greater than $300.0 million.  Cubist will file a registration statement on Form S-4 in order to register the CVRs under the Securities Act of 1933, as amended, and has agreed to use its reasonable best efforts to cause the CVRs to be listed for trading on the Nasdaq Stock Market (“Nasdaq”) as of the effective time of the Merger and thereafter to cause such listing to be maintained for so long as any CVRs remain outstanding.

In addition, at the effective time of the Merger: (i) each outstanding option under the 1998 Plan, 2006 Plan or 2012 Plan will be converted into the right to receive an amount in cash equal to the excess, if any, of the last reported sale price of a share of the Company’s common stock on Nasdaq prior to the effective time of the Merger, over the per-share exercise price of the option; (ii) each outstanding RSU (including performance-based RSUs, which will be deemed to be earned as if performance goals were met at maximum) will be converted into the right to receive $10.75 in cash plus one CVR; and (iii) the 1998 Plan, 2006 Plan, 2012 Plan and ESPP will be terminated, and no new awards will be made thereunder.

Consummation of the Merger is subject to certain conditions, including: (i) the approval of the holders of a majority of the outstanding shares of Optimer common stock entitled to vote on the Merger; (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iii) the absence of any law, order or injunction prohibiting the consummation of the Merger; and (iv) the accuracy of the other party’s representations and warranties (subject to materiality qualifiers) and the other party’s compliance with its obligations and covenants contained in the Merger Agreement (subject to materiality qualifiers).

Interim Financing

Cubist has agreed to provide the Company with certain financing during the pendency of the Merger.  On a quarterly basis during the pendency of the Merger, commencing on September 15, 2013, the Company will issue to Cubist $25.0 million of non-voting senior preferred stock (“Preferred Stock”) for cash consideration, up to a potential total of $75.0 million. The Preferred Stock carries no dividend.  In the event of a termination of the Merger Agreement due to a Cubist breach, the Preferred Stock becomes redeemable in exchange for nominal consideration.  In all other instances, the Preferred Stock becomes convertible into common stock based on the value of the common stock at the time of conversion, subject to applicable legal restrictions, including limitations on the issuance of common stock in the absence of stockholder approval under the rules and regulations of Nasdaq and limitations under the HSR Act.  Furthermore, in no circumstances will Cubist be entitled to hold more than 5% of the outstanding shares of the Company’s common stock at any time.

The Preferred Stock will be extinguished, in exchange for no consideration, if the Merger is consummated.  The Preferred Stock will be redeemed in exchange for its aggregate liquidation preference in the event of a transaction resulting in a change of control of the Company as a result of which a termination fee is paid to Cubist pursuant to the terms of the Merger Agreement or on an as-converted-into-common-stock basis prior to the announcement of any other transaction resulting in a change of control of the Company.  Cubist has agreed to various restrictions on its ability to sell the Preferred Stock and any common stock received upon conversion of the Preferred Stock, including that it will not sell any such stock until the first anniversary of any termination of the Merger Agreement or to any person or group filing a beneficial ownership report on Schedule 13D in respect of the Company.

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

Overview

We are a global biopharmaceutical company currently focused on the commercialization of our antibiotic product DIFICID® (fidaxomicin) in the United States and Canada, and on developing other fidaxomicin products in the United States and worldwide, both independently and with our partners and licensees.  DIFICID is a macrolide antibacterial drug indicated in adults 18 years of age or older for the treatment of Clostridium difficile-associated diarrhea, or CDAD, and is the first antibacterial drug to be approved in the United States for the treatment of CDAD in more than 25 years. We currently are marketing DIFICID in the United States through our own sales force.

We continue to pursue regulatory approval for, and commercialization of, fidaxomicin in other geographies outside the United States and Canada through various collaboration partners.  In December 2011, the European Medicines Agency, or EMA, approved the Marketing Authorization Application for DIFICLIR (fidaxomicin) for the treatment of adults suffering from Clostridium difficile infection, or CDI, in Europe.  In June 2012, our collaboration partner, Astellas Pharma Europe Ltd., or APEL, achieved the first sales of DIFICLIR in its European territories.  In addition, in June 2012, our subsidiary, Optimer Pharmaceuticals Canada, Inc., or Optimer Canada, began marketing DIFICID in Canada. In April 2013, the Therapeutic Goods Administration, the Australian regulatory body for therapeutic goods such as medicines, approved DIFICID for the treatment of confirmed CDI in adults.  Specialised Therapeutics Australia Pty. Ltd., or STA, our Australia and New Zealand licensee, commenced commercialization in May 2013. We have entered into agreements with Astellas Pharma Inc., or Astellas Japan, for the development and commercialization of fidaxomicin in Japan and with AstraZeneca UK Limited, or AstraZeneca, to commercialize fidaxomicin tablets for the treatment of CDI in Latin America, including Brazil, Central America, Mexico and the Caribbean.

We were incorporated in November 1998 and have incurred significant net losses since our inception.  At June 30, 2013, we had an accumulated deficit of $310.2 million.  These losses have resulted principally from costs incurred in connection with research and development activities, including the costs of clinical trial activities, license fees and general and administrative expenses and, more recently, expenses incurred in connection with our commercial efforts with respect to DIFICID in the United States and Canada.  We expect to incur on-going operating losses as we commercialize DIFICID and pursue further development of DIFICID, including conducting post-marketing studies for label expansion and continuing further development, regulatory approval and commercialization of fidaxomicin worldwide.

Merger Agreement

On July 30, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Cubist Pharmaceuticals, Inc., or Cubist, a Delaware corporation, and PDRS Corporation, a Delaware corporation and a wholly owned subsidiary of Cubist, or Merger Sub.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us.  As a result, we will become a wholly owned subsidiary of Cubist, also referred to as the Merger.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than: (i) shares of common stock and shares of our preferred stock, par value $0.001 per share (if any), owned by Cubist, Merger Sub or any other directly or indirectly wholly owned subsidiary of Cubist and shares of common stock owned by us; and (ii) shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive: (i) $10.75 in cash, without interest, at the effective time; and (ii) one contingent value right, or CVR. Each CVR will entitle its holder to a payment of $3.00 if net sales of DIFICID in the United States and Canada during the period from and including July 1, 2013 through and including December 31, 2015 are greater than $250.0 million, a payment of $4.00 if such net sales during the same period are greater than $275.0 million and a payment of $5.00 if such net sales during the same period are greater than $300.0 million.  Cubist will file a registration statement on Form S-4 in order to register the CVRs under the Securities Act of 1933, as amended, and has agreed to use its reasonable best efforts to cause the CVRs to be listed for trading on the Nasdaq Stock Market, or Nasdaq, as of the effective time of the Merger and thereafter to cause such listing to be maintained for so long as any CVRs remain outstanding.

In addition, at the effective time of the Merger: (i) each outstanding option under the 1998 Plan, 2006 Plan or 2012 Plan will be converted into the right to receive an amount in cash equal to the excess, if any, of the last reported sale price of a share of the Company’s common stock on Nasdaq prior to the effective time of the Merger, over the per-share exercise price of the option; (ii) each outstanding RSU (including performance-based RSUs, which will be deemed to be earned as if performance goals were met at maximum) will be converted into the right to receive $10.75 in cash plus one CVR; and (iii) the 1998 Plan, 2006 Plan, 2012 Plan and ESPP will be terminated, and no new awards will be made thereunder.

Consummation of the Merger is subject to certain conditions, including: (i) the approval of the holders of a majority of the outstanding shares of our common stock entitled to vote on the Merger; (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the HSR Act; (iii) the absence of any law, order or injunction prohibiting the consummation of the Merger; and (iv) the accuracy of the other party’s representations and warranties (subject to materiality qualifiers) and the other party’s compliance with its obligations and covenants contained in the Merger Agreement (subject to materiality qualifiers).

Interim Financing

Cubist has agreed to provide us with certain financing during the pendency of the Merger.  On a quarterly basis during the pendency of the Merger, commencing on September 15, 2013, we will issue to Cubist $25.0 million of non-voting senior preferred stock, or Preferred Stock, for cash consideration, up to a potential total of $75.0 million. The Preferred Stock carries no dividend.  In the event of a termination of the Merger Agreement due to a Cubist breach, the Preferred Stock becomes redeemable in exchange for nominal consideration.  In all other instances, the Preferred Stock becomes convertible into common stock based on the value of the common stock at the time of conversion, subject to applicable legal restrictions, including limitations on the issuance of common stock in the absence of stockholder approval under the rules and regulations of Nasdaq and limitations under the HSR Act.  Furthermore, in no circumstances will Cubist be entitled to hold more than 5% of the outstanding shares of our common stock at any time.

The Preferred Stock will be extinguished in exchange for no consideration if the Merger is consummated.  The Preferred Stock will be redeemed in exchange for its aggregate liquidation preference in the event of a transaction resulting in a change of control of the Company as a result of which a termination fee is paid to Cubist pursuant to the terms of the Merger Agreement or on an as-converted-into-common-stock basis prior to the announcement of any other transaction resulting in a change of control of the Company.  Cubist has agreed to various restrictions on its ability to sell the Preferred Stock and any common stock received upon conversion of the Preferred Stock, including that it will not sell any such stock until the first anniversary of any termination of the Merger Agreement or to any person or group filing a beneficial ownership report on Schedule 13D in respect of the Company.

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

Product Sales

DIFICID is available in the United States and Canada through three major wholesalers - AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation - and through regional wholesalers and specialty pharmacies that provide DIFICID to purchasing customers, such as hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, title has passed to the customer, the price is fixed or determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We recognize product sales of DIFICID upon delivery of product to the wholesalers, specialty pharmacies and certain direct purchasers.

During the six months ended June 30, 2013, the $35.8 million in net product sales reflected a total of 15,916 DIFICID bottles shipped to wholesalers and specialty pharmacies. Wholesalers and specialty pharmacies shipped approximately 15,800 DIFICID bottles to hospitals, retail pharmacies, long-term care facilities and other purchasing outlets that may dispense DIFICID in the United States and Canada during the six months ended June 30, 2013.  Our sales representatives primarily target approximately 1,200 hospitals, although approximately 3,500 hospitals have ordered DIFICID.

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

Our total product sales allowance, as a percentage of gross product sales, increased from 15.1% for the three months ended June 30, 2012 to 23.6% for the three months ended June 30, 2013, primarily due to higher hospital discounts.

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

During the six months ended June 30, 2013 and 2012, the provisions for product sales allowances reduced gross product sales as follows:

	Six Months Ended June 30,
	2013	2012
Total gross product sales	$46,856,205	$34,885,303

Returns reserve and allowance	(699,688)	(990,095)
Government and commercial rebates and chargebacks	(6,770,511)	(1,467,126)
Prompt-pay discounts and fees	(3,605,367)	(2,815,454)
Product sales allowance	$(11,075,566)	$(5,272,675)
Total product sales, net	$35,780,639	$29,612,628
Total product sales allowances as a percent of gross product sales.	23.6%	15.1%

An analysis of the amount of, and change in, product sales reserves for the six months ended June 30, 2013 is as follows:

	Six Months Ended June 30, 2013
	Returns Reserve and Allowances	Government and Commercial Rebates and Chargebacks	Prompt-pay Discounts and Fees	Total
Balance at January 1, 2013	$1,475,124	$1,642,849	$1,888,523	$5,006,496
Provisions related to sales	699,688	6,770,511	3,605,367	11,075,566
Returns and payments	(1,054,351)	(5,666,719)	(3,771,065)	(10,492,135)
Balance at June 30, 2013	$1,120,461	$2,746,641	$1,722,825	$5,589,927

During the three months ended June 30, 2013, six launch batches of DIFICID had reached expiration and we experienced product returns.  A financial reserve for such returns was appropriately established at the time of sale, and the return amounts are within the scope of our expectations.

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

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of various research and collaboration agreements.  We also derive contract revenue from supplying raw material, bulk tablets or finished product to our collaboration partners under the supply agreements.

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

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method. We reserve for potentially excess, dated or obsolete inventory based on an analysis of inventory on hand compared to forecasts of future sales. At June 30, 2013, inventory consisted of $22.5 million in raw materials and $4.4 million in finished goods.

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

When non-refundable, up-front payments for goods or services are received for future research and development activities, we defer and capitalize these types of payments. The capitalized amounts are expensed when the related goods are delivered or the services are performed.

Stock-based Compensation

The FASB authoritative guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.  Total consolidated stock-based compensation expense of $2.8 million and $4.0 million was recognized in the three months ended June 30, 2013 and 2012, respectively.  Total consolidated stock-based compensation expense of $7.1 million and $7.0 million was recognized in the six months ended June 30, 2013 and 2012, respectively. The stock-based compensation expense recognized included expense from performance-based stock options and performance-based restricted stock units.

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

The effect of the Merger on stock-based compensation is described above under “Merger Agreement”.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Product Sales, Net

Net product sales for the three months ended June 30, 2013 and 2012 were $19.0 million and $15.2 million, respectively, an increase of $3.8 million.  The increase was due to an increase in the number of customers ordering DIFICID and increased sales to existing DIFICID customers, as well as the impact of a price increase.

Contract Revenue

Contract revenue for the three months ended June 30, 2013 and 2012 was $1.1 million and $34.5 million, respectively, a decrease of $33.4 million. The contract revenue in 2013 was related to shipments to our collaborative partners and royalties from APEL. In 2012, pursuant to our collaboration and license agreement, we received a $20.0 million up-front payment from Astellas Japan.  We recognized $19.9 million as contract revenue, as we determined that revenue was earned upon the delivery of license rights and related know-how. In the three months ended June 30, 2012, we also recognized a 10.0 million Euro milestone payment from APEL in association with the first commercial launch of DIFICLIR in an APEL territory.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the three months ended June 30, 2013 and 2012 was $1.8 million and $1.5 million, respectively, an increase of $0.3 million.  The increase was generally due to higher product sales in the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012.

Cost of Contract Revenue. Cost of contract revenue for the three months ended June 30, 2013 and 2012 was $0.2 million and $2.5 million, respectively, a decrease of $2.3 million.  The decrease was due to lower contract revenue in the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012.

Research and Development Expense.  Research and development expense for the three months ended June 30, 2013 and 2012 was $10.9 million and $11.6 million, respectively, a decrease of $0.7 million. The decrease was primarily due to lower general research and development expenses, including chemistry and biology, as well as lower health economic outcomes research expenses.  The decrease was offset by higher expenses related to our prophylaxis and pediatric clinical trials.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2013 and 2012 was $30.5 million and $28.9 million, respectively, an increase of $1.6 million. The increase was primarily due to higher legal, professional and outside service expenses.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the three months ended June 30, 2013 and 2012 were $3.8 million and $5.0 million, respectively, a decrease of $1.2 million. The co-promotion expenses for the quarter ended June 30, 2012 included an accrual of the first year’s sales target bonus and an accrual of the first year’s gross profit on sales above the target. We did not accrue similar expenses in the quarter ended June 30, 2013.

Equity in Net Loss of OBI. The $0.7 million loss in the three months ended June 30, 2012 represented the loss recognized on our investment in OBI, using the equity method. We did not have a similar loss in the three months ended June 30, 2013.

Interest Income and Other, Net. Net interest income for the three months ended June 30, 2013 and 2012 was $249,000 and $44,000, respectively.

Comparison of Six Months Ended June 30, 2013 and 2012

Product Sales, Net

Net product sales for the six months ended June 30, 2013 and 2012 were $35.8 million and $29.6 million, respectively, an increase of $6.2 million.  The increase was due to an increase in the number of customers ordering DIFICID and increased sales to existing DIFICID customers, as well as the impact of a price increase.

Contract Revenue

Contract revenue for the six months ended June 30, 2013 and 2012 was $3.7 million and $34.5 million, respectively, a decrease of $30.8 million. The contract revenue in 2013 was related to shipments to our collaborative partners and royalties from APEL. In 2012, pursuant to our collaboration and license agreement, we received a $20.0 million up-front payment from Astellas Japan.  We recognized $19.9 million as contract revenue, as we determined that revenue was earned upon the delivery of license rights and related know-how. In the six months ended June 30, 2012, we also recognized a 10.0 million Euro milestone payment from APEL in association with the first commercial launch of DIFICLIR in an APEL territory.

Costs and Expenses

Cost of Product Sales. Cost of product sales for the six months ended June 30, 2013 and 2012 was $3.4 million and $2.7 million, respectively, an increase of $0.7 million.  The increase generally was due to higher product sales in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Cost of Contract Revenue. Cost of contract revenue for the six months ended June 30, 2013 and 2012 was $1.8 million and $3.6 million, respectively, a decrease of $1.8 million.  The decrease was due to lower contract revenue in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Research and Development Expense.  Research and development expense for the six months ended June 30, 2013 and 2012 was $20.8 million and $22.6 million, respectively, a decrease of $1.8 million.  The decrease was primarily due to lower general research and development expenses, including chemistry and biology, as well as lower health economic outcomes research expenses.  The decrease was offset by higher expenses related to our prophylaxis and pediatric clinical trials.

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2013 and 2012 was $64.5 million and $54.4 million, respectively, an increase of $10.1 million. The increase was primarily due to higher legal, professional and outside service expenses. We also recognized higher stock compensation expense, primarily related to the departure of certain executives, in the first quarter of 2013.

Co-promotion Expenses with Cubist. Co-promotion expenses with Cubist for the six months ended June 30, 2013 and 2012 were $7.5 million and $15.1 million, respectively, a decrease of $7.6 million. The co-promotion expenses for the six months ended June 30, 2012 included an amount recognized for the first year’s sales target bonus and an amount recognized for the first year’s gross profit on sales above the target. We did not accrue similar expenses in the six months ended June 30, 2013.

Gain on De-consolidation of OBI. The $23.8 million gain in the six months ended June 30, 2012 represented the gain on the de-consolidation of OBI.  We did not have a similar gain in the six months ended June 30, 2013.

Equity in Net Loss of OBI. The $1.2 million loss in the six months ended June 30, 2012 represented the loss recognized in our investment in OBI, using the equity method. We did not have a similar loss in the six months ended June 30, 2013.

Interest Income and Other, Net. Net interest income for the six months ended June 30, 2013 and 2012 was $408,000 and $121,000, respectively.

Net Loss Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest for the six months ended June 30, 2012 was $280,000. The $280,000 represented approximately one month of non-controlling interest, prior to deconsolidation of OBI in February 2012.  We did not have a similar loss in the six months ended June 30, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Prior to the launch of DIFICID in July 2011, our operations were financed primarily through the sale of equity securities.  Through June 30, 2013, we received gross proceeds of approximately $333.8 million from the sale of equity securities in various private and public financing transactions. Since July 2011, we entered into collaboration and license agreements and received a total of approximately $157.8 million from up-front and milestone payments pursuant to the agreements.  In the fourth quarter of 2012, we sold our remaining equity interest in OBI for $60.0 million in gross proceeds.  Through June 30, 2013, we had generated $119.7 million of net product sales.

Until required for operations, we invest a substantial portion of our available funds in marketable securities, consisting primarily of government agency securities and money market funds.  We have established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

We have sustained recurring losses and negative cash flows from operations.   Our current cash, cash equivalents and short-term investments balance of $77.5 million and negative cash flows for the six months ended June 30, 2013 of $46.6 million indicate substantial risk to continue as a going concern over a reasonable period of time.

On July 30, 2013, we entered into an amendment to our co-promotion agreement with Cubist pursuant to which the parties agreed to extend the term of the co-promotion agreement in substantially its current form until July 31, 2014, subject to early termination by either party upon termination of the Merger Agreement. Under the amendment, we will continue to pay a quarterly fee of $3.8 million to Cubist ($15.0 million per year) during the extension year, and also will pay Cubist $3.1 million per quarter (up to $12.5 million in total) during the extension year if mutually agreed upon quarterly sales targets are achieved, as well as a portion of our gross profit derived from net sales above the specified annual target, if any.

On July 30, 2013, we announced that we had signed the Merger Agreement with Cubist, under which Cubist will acquire all of the outstanding shares of our common stock upon the consummation of the Merger.

Cash Flows

As of June 30, 2013, cash, cash equivalents and short-term investments totaled $77.5 million, as compared to $124.0 million as of December 31, 2012, a decrease of $46.5 million.

During the six months ended June 30, 2013, cash used by operating activities was $56.4 million. We had a net loss of $58.2 million, which included non-cash expenses of $7.7 million.  Such non-cash expenses included stock-based compensation and depreciation and amortization. We also had a decrease in accounts receivable, other, of $1.5 million related to fidaxomicin shipments to collaboration partners, and we had an increase in inventory of $11.9 million. The increase in inventory is to mitigate any risk inherent with a single source of supply and to meet contractual obligations under certain supply agreements. Accounts payable and accrued expenses increased by $3.6 million, primarily due to increased legal fees, as well as severance costs associated with the departure of certain executives. Prepaid expenses and other current assets decreased by $1.5 million, primarily due to a payment related to our Cubist, co-promotion agreement.

During the six months ended June 30, 2012, cash provided by operating activities was $28.8 million and was primarily due to the receipt of 50.0 million Euros from APEL, which consisted of 40.0 million Euro and 10.0 million Euro milestone payments. We had a net loss of $11.5 million, which included non-cash expenses of $9.4 million. Such non-cash expenses included stock-based compensation and depreciation and amortization.  In March 2012, we sold 1.5 million shares of our then-majority-owned subsidiary, OBI, and recognized a $23.8 million gain on de-consolidation.  Accounts payable and accrued expenses increased $8.3 million, primarily due to costs for the year-one, target sales bonus under our co-promotion agreement with Cubist.

During the six months ended June 30, 2013, cash provided by investing activities was $0.6 million, primarily related to cash received on the redemption of an auction rate preferred security. During the six months ended June 30, 2012, cash provided by investing activities was $34.6 million. The cash increase was primarily due to maturities of short-term investments of $38.7 million and due to proceeds on the sale of OBI shares of $2.0 million.  The increase was offset by the purchase of property and equipment for $1.7 million and a $4.0 million reduction of cash related to the de-consolidation of OBI.

During the six months ended June 30, 2013, cash provided by financing activities was $9.4 million due to proceeds from the exercise of stock options. During the six months ended June 30, 2012, cash provided by financing activities was $4.3 million due to proceeds from the exercise of stock options.

Although we started selling DIFICID in July 2011, we cannot be certain if, when or to what extent we will receive meaningful cash inflows from our commercialization activities.  We expect our commercialization expenses to be substantial. We expect to continue to incur development expenses as we pursue lifecycle management opportunities for fidaxomicin.

In November 2012, we entered into a collaboration agreement with AstraZeneca to commercialize fidaxomicin in Latin America, including Brazil, Central America, Mexico and the Caribbean.  Under the terms of the agreement, we received a $1.0 million up-front payment.  We are eligible to receive up to $3.0 million in aggregate milestone payments upon the first commercial sale in certain countries, and up to $19.0 million in other milestone payments contingent on the achievement of sales-related targets for fidaxomicin in the territories.  We also are entitled to receive payments that provide a return resulting in a double-digit percent of net sales in the territory under a fidaxomicin supply agreement.

In June 2012, we entered into a distribution and license agreement with STA to register and commercialize fidaxomicin in Australia and New Zealand for the treatment of CDI.  Under the distribution and license agreement, STA is responsible for all costs associated with the registration and commercialization of fidaxomicin in Australia and New Zealand.  In addition, we entered a supply agreement with STA to supply product for the registration and commercial activities of STA and its sublicensees.  Upon signing the distribution and license agreement, STA made a payment of $0.5 million related to expenses incurred by us in connection with pre-approved activities in Australia which was recognized as contract revenue in 2012. We are entitled to receive contingent payments, which may exceed $1.5 million, upon the achievement of cumulative net sales targets and also will receive payments for the supply of fidaxomicin to STA.

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

In April 2011, we entered into a co-promotion agreement with Cubist pursuant to which we engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States.  Under the terms of the agreement, Cubist and we agreed to co-promote DIFICID to physicians, hospitals, long-term care facilities and other healthcare institutions as well as jointly provide medical affairs support for DIFICID. In exchange for Cubist’s co-promotion activities and personnel commitments, we were obligated to pay a quarterly fee of approximately $3.8 million to Cubist which we began paying upon the commencement of the DIFICID sales program in the United States. Cubist also was eligible to receive an additional $5.0 million in the first year after first commercial sale and $12.5 million in the second year after first commercial sale if mutually agreed upon annual sales targets are achieved, as well as a portion of our gross profits derived from net sales above the specified annual targets, if any.  During 2012, we achieved the first year sales target and paid Cubist $23.2 million, which consisted of $14.7 million in quarterly co-promotion fees, $5.0 million for the year-one sales target bonus and $3.5 million for Cubist’s portion of the gross profit on net sales above the year-one target.

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

In May 2010, we entered into a long-term supply agreement with Biocon Limited, or Biocon, for the commercial manufacture of fidaxomicin’s active pharmaceutical ingredient, or API. Pursuant to the agreement, Biocon agreed to manufacture and supply to us, up to certain limits, fidaxomicin API and, subject to certain conditions, we agreed to purchase from Biocon at least a portion of our requirements for fidaxomicin API in the United States and Canada.  We previously paid Biocon $2.5 million for certain equipment purchases and manufacturing scale-up activities, and we have recovered $1.5 million of this amount, under the supply agreement, in the form of discounted prices for fidaxomicin API.

We may be obligated to make additional payments to Biocon if we fail to meet minimum purchase requirements, following Biocon’s dedication of certain manufacturing capacity to the production of fidaxomicin API and if Biocon is unable to manufacture alternative products with the dedicated capacity.

In February 2007, we repurchased the rights to develop and commercialize DIFICID in North America and Israel from Par under a prospective buy-back agreement.  We paid Par a $5.0 million milestone payment in June 2010 for the successful completion of the second pivotal Phase 3 trial for DIFICID.  We are obligated to pay Par a 5% royalty on net sales by us, our affiliates or our licensees of DIFICID in North America and Israel and are obligated to pay a 1.5% royalty on net sales by us or our affiliates of fidaxomicin in the rest of the world.  In addition, in the event we license our right to market fidaxomicin in the rest of the world, we will be required to pay Par a 6.25% royalty on net revenues received related to fidaxomicin.  We are obligated to pay each of these royalties, on a country-by-country basis, for seven years, commencing on the applicable commercial launch in each such country. For the six months ended June 30, 2013, we paid 1.8 million in royalties to Par.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources, revenues from sales of DIFICID in the United States and Canada and contract revenues from existing and future collaboration agreements.  In addition, we may finance future cash needs through the sale of additional equity securities, including the Preferred Stock issuance to Cubist in connection with the Merger, new collaboration agreements or debt financing.  However, we may not be successful in completing future equity financings, in entering into additional collaboration agreements, in receiving milestone or royalty payments under new or existing collaboration agreements or in obtaining debt financing.  In addition, we cannot be sure that our existing cash and investment resources will be adequate, that financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cash Equivalents and Marketable Securities Risk

Our cash, cash equivalents and short-term investments at June 30, 2013 consisted of money market funds and a U.S. government security.  Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.  A hypothetical 10% change in interest rates during the three month ended June 30, 2013 would have resulted in an approximately $3,000 change in net income. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates applicable to our securities portfolio.  In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Fair Value Measurements

All of our investment securities are available-for-sale securities and are reported on the consolidated balance sheet at market value.

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

In April 2012, we self-reported the results of our preliminary findings to the SEC and the U.S. Department of Justice, or the DOJ, which included information about the attempted grant and certain related matters, including a potentially improper $300,000 payment in July 2011 to a research laboratory involving an individual associated with the OBI share grant.  At that time, we terminated the employment of our then-Chief Financial Officer and our then-Vice President, Clinical Development.  We also removed Dr. MichaelChang as the Chairman of our Board of Directors and requested that Dr. Michael Chang resign from the Board of Directors, which he has not.  We continued our investigation and our cooperation with the SEC and the DOJ.

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

On August 1, 2013, a putative class action lawsuit was filed by Darrell Burns, a purported stockholder of the Company, against Optimer, its directors and Cubist relating to our pending Merger with Cubist.  This action was filed in the Superior Court of New Jersey, Hudson County, and is called Burns v. Optimer Pharmaceuticals, Inc., et al., Case No. C-103-13.  The lawsuit generally alleges, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to our stockholders, that our directors breached their fiduciary duties by conducting an unfair sales process and approving the Merger Agreement and that those breaches were aided and abetted by Cubist and us.  The lawsuit seeks, among other things, equitable relief to prevent the defendants from consummating the Merger on the agreed-upon terms and an award of attorneys’ fees.  We intend to defend this case vigorously and, because it is still in the preliminary stages, have not yet determined what effect the lawsuit will have, if any, on our financial position or results of operations.

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

Risks Related to Our Business

Our success largely depends on our ability to successfully commercialize our only product, DIFICID.*

Our success depends on our ability to effectively commercialize our only product, DIFICID, which was approved by the FDA in May 2011 for the treatment of CDAD in adults 18 years of age and older.  We launched DIFICID in the United States in July 2011 and launched DIFICID in Canada in June 2012 following our receipt of Canadian marketing approval. Our ability to effectively commercialize and generate revenues from DIFICID will depend on several factors, including:

•                  our continued ability to create market demand in the United States for DIFICID;

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

•                  our customers’ ability to realize adequate reimbursement from payors, including the Centers for Medicare and Medicaid Services’ recently implemented New Technology Add-on Payment, or NTAP, program for DIFICID

•                  the performance of our third-party manufacturers and our ability to ensure that our supply chain efficiently and consistently delivers fidaxomicin to our customers and collaboration partners;

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

The success of our efforts to commercialize DIFICID in the United States will be partially dependent on our co-promotion agreement with Cubist.*

Pursuant to our co-promotion agreement with Cubist, as amended, we have engaged Cubist as our exclusive partner for the promotion of DIFICID in the United States. We have limited control over the amount and timing of resources that Cubist may devote to the co-promotion of DIFICID. If Cubist fails to adequately promote DIFICID, or if Cubist’s efforts are not effective for any other reason, our business may be negatively affected.  In particular, we are relying on our co-promotion agreement with Cubist to reach a broader segment of the CDAD market than we currently can reach on our own.  If Cubist is unsuccessful or the co-promotion agreement is terminated earlier than we expect, we may not be able to address these broader CDAD market segments, and the revenues we may generate from sales of DIFICID in the United States will be limited.

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

The co-promotion agreement with Cubist is subject to certain early termination events, including the right of either party, upon written notice to the other party, to terminate in the event that the Merger Agreement has been terminated in accordance with its terms.  If the co-promotion agreement is terminated early, we may not be able to find another partner to co-promote DIFICID in the United States on acceptable terms, or at all, and we may be unable to sufficiently promote and commercialize DIFICID in the United States on our own.

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

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.*

We have experienced significant operating losses since our inception in 1998.  As of June 30, 2013, we had an accumulated deficit of $310.2 million.  We have generated limited revenues from product sales and collaborations to date, and we expect our expenses to continue to be significant in the near-term as we execute the commercialization of DIFICID due to, among other things, our employee headcount, on-going payments to Cubist pursuant to our co-promotion agreement and our pursuit of additional research and development activities, including potential additional indications and lifecycle management projects for DIFICID. We have funded our operations through June 30, 2013 primarily from the sale of approximately $333.8 million of our equity securities and through payments received under collaborations with partners or government grants and product revenues from sales of DIFICID. Because of the numerous risks and uncertainties associated with commercializing DIFICID and with developing, obtaining regulatory approval for and commercializing any future product candidates, we are unable to predict the extent of any future losses.  Our collaborators or we may never successfully commercialize our products or product candidates, including fidaxomicin outside of the United States, and thus we may never have any significant future revenues or achieve and sustain profitability.

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

With respect to DIFICID specifically, successful commercialization depends on whether, and to what extent, physicians, pharmacists, long-term care facilities and hospital pharmacies, over whom we have no control, determine to utilize DIFICID. The sale of DIFICID to each hospital is, to a large extent, dependent upon the addition of DIFICID to that hospital’s list of approved drugs, or formulary, and we may experience substantial delays in obtaining formulary approvals and restrictions on the usage of the drug may be implemented. We cannot guarantee that we will be successful in getting additional approvals in a timely manner or at all, and the failure to do so will limit our ability to optimize hospital sales of DIFICID. Even if we obtain hospital formulary approval for DIFICID, physicians must still prescribe DIFICID for its commercialization to be successful.

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

If we fail to attract and retain senior management and key personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management, sales and marketing, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists.  Since the beginning of 2012, there have been several changes to our senior management team including the appointment of a new chief executive officer, chief financial officer and general counsel and chief compliance officer, among others. The unexpected loss of the service of any of these new appointees or their failure to perform as expected may significantly delay or prevent the achievement of research, development, commercialization and other business objectives.  Replacing key employees may be difficult and costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop and commercialize pharmaceutical products successfully.  We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees.  We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice.

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

We have limited experience as a company in marketing drug products and managing a sales and marketing organization.*

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercialization of DIFICID in the United States and Canada.  We have limited experience commercializing pharmaceutical products on our own. In order to commercialize products, we have established our own marketing, sales, distribution, pharmacovigilance, managerial and other non-technical capabilities. The establishment and development of our own sales force to market DIFICID has been, and will continue to be, expensive and time consuming, and we cannot be certain that we will be able to successfully maintain this capability or successfully adapt it to commercialize any future products we may develop or acquire. Our commercial presence may not be sufficient to adequately market DIFICID in the United States on our own, as we may be unable to successfully replace the resources and efforts of Cubist in co-promoting DIFICID in the United States.

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

The adequacy of our current inventory supply is highly dependent on the accuracy of our sales forecast and the demand for our product.*

We maintain higher inventory levels to account for risk associated with having a single supplier of API and bulk tablets. If demand is less than our current expectations by a significant degree, we may realize inventory excess or obsolescence.  This may require a financial impairment to certain inventory.

In the event of an increased sales forecast from current expectations, the contractual lead time to produce additional API may be six-to-nine months.  As such, if demand exceeds our current forecast by a significant degree, we may experience product shortages.

If our products and product candidates are unable to compete effectively with branded and generic antibiotics, our commercial opportunity would be reduced or eliminated.*

Our products and product candidates compete or will compete against both branded and generic antibiotic therapies. With respect to DIFICID, we face competition from branded Vancocin Pulvules, generic vancomycin capsules, reconstituted intravenious vancomycin “slurry” for oral administration and metronidazole.  In addition, we anticipate that DIFICID will compete with other antibiotic and anti-infective product candidates currently in development for the treatment of CDAD. For example, Cubist has initiated a Phase 3 clinical trial for its compound, CB-183,315, as a potential treatment for CDAD. Many of these products have been or will be developed and marketed by major pharmaceutical companies, who have significantly greater financial resources and expertise than we do in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing approved products.  As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well.  Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large, established pharmaceutical or other companies.

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

We have relied on, and currently rely on, third parties to conduct our clinical trials.  If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our collaborators and we may not be able to obtain or maintain regulatory approval for or commercialize our product candidates.*

We have entered into agreements with CROs and other third parties to provide monitors for and to manage data for our clinical programs, including our Phase 3b clinical trial of DIFICID for the prevention of CDAD in patients undergoing HSCT.

We, and any CROs and other third parties conducting clinical trials for us, are required to comply with current good clinical practices, or GCPs, regulations and guidelines enforced by the FDA for all of our products in clinical development.  The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.  If we, any CROs or other third parties that conduct clinical trials of our product candidates fail to comply with applicable GCPs, the clinical data generated in the clinical trials may be deemed unreliable and the FDA may require additional clinical trials before approving any marketing applications.

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

In addition, these CROs and other third parties are not our employees, and we cannot control whether or not they devote sufficient time and resources to our clinical programs.  These CROs and other third parties may have relationships with other commercial entities, including our competitors, for whom they may be conducting clinical studies or other drug development activities, which could harm our competitive position.  If these CROs and other third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated or may have to be repeated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates or our ability to comply with post-approval study requirements could be jeopardized. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We have 14 pending patent applications and 5 issued patents related to fidaxomicin from the United States Patent and Trademark Office, or U.S.P.T.O. These patents and patent applications related to fidaxomicin encompass various topics relating to:

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

•                  trading volume of our common stock; and

•                  developments in the investigation and governmental inquiries related to the attempted issuance of OBI shares to Dr. Michael Chang, the potentially improper payment to the research laboratory and certain related matters described in the Risk Factors.

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

We adopted a rights plan that could make it more difficult for a third-party to acquire us.*

On February 26, 2013, our Board of Directors adopted a stockholder rights plan in conjunction with deciding to conduct a review of strategic alternatives.  The plan could discourage, delay or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest or acquiring us, even if our stockholders might receive a premium for their shares over then-current market prices.  On July 30, 2013, in connection with the Merger Agreement with Cubist, the Board of Directors agreed to postpone the date on which a “Flip-in Date” (as defined in the Stockholder Protection Rights Agreement) could otherwise be deemed to occur as a result of the Merger and the other transactions contemplated by the Merger Agreement, including but not limited to the interim financing.

Risks Related to the Merger with Cubist

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame, or at all, could adversely affect our future business and financial results and our stock price.*

Consummation of the Merger is subject to conditions, including: (i) the approval of the holders of a majority of the outstanding shares of Optimer common stock entitled to vote on the Merger; (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the HSR Act; and (iii) the absence of any law, order or injunction prohibiting the consummation of the Merger.  Moreover, the obligations of Cubist, Merger Sub and the Company to consummate the Merger are subject to certain other conditions, including without limitation: (i) the accuracy of the other party’s representations and warranties (subject to materiality qualifiers); and (ii) the other party’s compliance with its obligations and covenants contained in the Merger Agreement (subject to materiality qualifiers).

We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the Merger is not completed or delayed for any other reason, our business may be harmed because:

•                 management’s and our employees’ attention may be diverted from our day-to-day business because matters related to the proposed Merger may require substantial commitments of their time and resources;

•                 our relationships with customers, partners and suppliers may be harmed as a result of the proposed Merger as well as uncertainties with respect to our products, employees and business;

•                 we have agreed to restrict certain of our activities pending the consummation of the Merger; and

•                 certain costs related to the proposed merger, such as legal and accounting fees and other expenses, are payable by us whether or not the proposed Merger is completed.

Our stock price may also fluctuate significantly based on announcements by Cubist and other third parties or us regarding the Merger, or based on market perceptions of the likelihood of us obtaining stockholder approval of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our stock price to fluctuate or decline. In addition, if the Merger Agreement is terminated our stock price could decline significantly.  Our stock price could also be impacted by operating results prior to the closing of the Merger, as the value of the CVR is linked to DIFICID net sales.

Any of these events could harm our results of operations and financial condition and could cause a decline in the price of our common stock, particularly if the Merger does not close.

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.*

Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally. These interests include:

•                  our executive officers, other than our Chief Executive Officer, will be entitled to receive severance benefits, upon or after the closing of the Merger in the event of their qualified termination of employment;

•                  our executive officers, other than our Chief Executive Officer, will receive a pro rata portion of their annual cash incentive bonus upon the closing of the Merger, with performance deemed achieved at maximum levels; and

•                  equity awards held by our executive officers and outside directors that are unvested at the closing of the Merger will accelerate upon the closing of the Merger, with performance awards deemed earned at maximum levels.

Our Board of Directors was aware of these interests at the time it approved the Merger and the transactions contemplated by the Merger Agreement. These interests may cause our directors and executive officers to view the Merger proposal differently and more favorably than our shareholders may view it.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.*

The Merger Agreement contains a “non-solicitation” covenant prohibiting us from soliciting, providing non-public information or entering into discussions or negotiations concerning proposals relating to alternative business combination transactions, except as permitted under the terms of the Merger Agreement.  In the event that we receive an acquisition proposal from another person, we will notify Cubist of such proposal and negotiate in good faith with Cubist prior to terminating the Merger Agreement or effecting a change in the recommendation of the Board of Directors to our stockholders with respect to the Merger. The Merger Agreement also contains certain termination rights for both Cubist and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Cubist a termination fee of $18.0 million.

These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger. These provisions also might result in a potential third-party acquiror proposing to pay a lower price to the shareholders than it might otherwise have proposed to pay because of the added expense of the $18.0 million termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Company and Cubist may be unable to obtain the regulatory approvals required to complete the merger.*

Under the HSR Act, the Merger may not be completed until notification and report forms have been filed with the U.S. Federal Trade Commission, or the FTC, and the Antitrust Division of the U.S. Department of Justice, or the Antitrust Division, and the applicable waiting period has expired or been terminated.

At any time before or after the completion of the Merger, the Antitrust Division, the FTC or a state attorney general could take any action under U.S. federal or state antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the Merger in federal court or seeking the divestiture of substantial assets of the Company, Cubist or their subsidiaries and affiliates. State attorneys general and private parties also may bring legal actions under U.S. federal or state antitrust laws under certain circumstances. There can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if a challenge is made, of the result of the challenge.

In the event that the Merger Agreement is terminated (other than due to a Cubist breach), our stockholders’ voting power and equity interests may be diluted by the conversion of the Preferred Stock issued to Cubist in connection with financing provided by Cubist during the pendency of the Merger.*

Cubist has agreed to provide the Company with certain financing during the pendency of the Merger.  On a quarterly basis during the pendency of the Merger, commencing on September 15, 2013, the Company will issue to Cubist $25.0 million of Preferred Stock for cash consideration, up to a potential total of $75.0 million.

In the event of a termination of the Merger Agreement (other than due to a Cubist breach), the Preferred Stock becomes convertible into common stock based on the value of the common stock at the time of conversion, subject to certain restrictions. If and when Cubist converts the Preferred Stock, our stockholders may experience dilution in the voting power and the net tangible book value of their common stock. Sales in the public market of shares of common stock issued upon conversion, though subject to volume restrictions, would likely apply downward pressure on prevailing market prices of our common stock. In addition, the existence of the outstanding shares of the Preferred Stock represents potential issuances of common stock upon their conversion, and could represent potential sales into the market of our common stock to be acquired on conversion, which could also depress trading prices for our common stock. Cubist has agreed to various restrictions on its ability to sell the Preferred Stock and any common stock received upon conversion of the Preferred Stock.

Pending litigation against the Company, members of the Company’s Board of Directors and Cubist could result in an injunction preventing completion of the Merger, or the payment of damages in the event the Merger is completed, and/or may adversely affect the combined company’s business, financial condition or results of operations following the Merger.*

The Company, members of the Company’s Board of Directors and Cubist have been named as defendants in a putative stockholder class action lawsuit challenging the Merger.  The lawsuit generally alleges, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s stockholders, that the Company’s directors breached their fiduciary duties by conducting an unfair sales process and approving the Merger Agreement and that those breaches were aided and abetted by the Company and Cubist.  The lawsuit seeks, among other things, equitable relief to prevent the defendants from consummating the Merger on the agreed-upon terms and an award of attorneys’ fees.  Additional lawsuits may be filed against the Company, its directors and/or Cubist in connection with the Merger.

One of the conditions to the closing of the Merger is that no order issued by a court or other governmental authority of competent jurisdiction or law or other legal restraint or prohibition making the Merger illegal or restraining, enjoining or otherwise prohibiting or preventing the consummation of the Merger or the other transactions contemplated by the Merger Agreement be in effect. Consequently, if the plaintiff secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.  If completion of the Merger is prevented or delayed, it could result in substantial costs to the Company and Cubist.  In addition, the Company and Cubist could incur significant costs in connection with the lawsuit, including costs associated with the indemnification of the Company’s or Cubist’s directors.  The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may be costly and adversely affect the combined company’s business, financial condition or results of operation.

Item 6.  Exhibits

Exhibit No.		Description of Document
2.1	(1)	Agreement and Plan of Merger, dated as of July 30, 2013, by and among Optimer Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc. and PDRS Corporation.
3.1	(2)	Optimer Pharmaceuticals, Inc., Amended and Restated Certificate of Incorporaton.
3.2	(3)	Bylaws of Optimer Pharmaceuticals, Inc., as amended.
3.3	(4)	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Optimer Pharmaceuticals, Inc.
4.1	(5)	Common Stock Certificate of Optimer Pharmaceuticals, Inc.
4.2	(6)

Stockholder Protection Rights Agreement, dated as of February 26, 2013, between Optimer Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company.

10.1	+	Offer Letter Agreement between Optimer Pharmaceuticals, Inc. and Henry A. McKinnell, dated February 26, 2013.
10.2	*	Fourth Amendment to API Manufacturing and Supply Agreement between Optimer Pharmaceuticals, Inc. and Biocon Limited, dated May 2, 2013.
10.3	+	Offer Letter Agreement between Optimer Pharmaceuticals, Inc. and Eric Sirota, dated May 9, 2013.
10.4	(1)	Form of Contingent Value Rights Agreement between Cubist Pharmaceuticals, Inc. and Trustee.
10.5	(1)	Amendment 1 to Co-Promotion Agreement, dated as of July 30, 2013, between Optimer Pharmaceuticals, Inc. and Cubist Pharmaceuticals, Inc.
31.1		Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
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

(1)                                 Filed with Registrant’s Current Report on Form 8-K on August 1, 2013.

(2)                                 Filed with Registrant’s Amendment No. 3 to Registration Statement on Form S-1 on January 22, 2007.

(3)                                 Filed with Registrant’s Current Report on Form 8-K on September 18, 2007.

(4)                                 Filed with Registrant’s Current Report on Form 8-K on May 10, 2012.

(5)                                 Filed with Registrant’s Amendment No. 4 to Registration Statement on Form S-1 on February 5, 2007.

(6)                                 Filed with Registrant’s Current Report on Form 8-K on February 27, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTIMER PHARMACEUTICALS, INC.

Dated: August 7, 2013	By:	/s/ Stephen W. Webster
	Name:	Stephen W. Webster
	Title:	Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)